Form 10-K
period 2020-12-31
Petros Pharmaceuticals, Inc.
filed 2021-03-31
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________to _____________

Commission file number 1-39752

PETROS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1410058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (973) 242-0005

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PTPI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of March 20, 2021, was $20,389,869.

As of March 20, 2021, the registrant had 9,768,261 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PETROS PHARMACEUTICALS, INC.

All references to “Petros,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (this "Form 10-K") refer to Petros Pharmaceuticals, Inc. and its subsidiaries.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®, and on a single distributor thereof; risks related to Petros’ commercial supply agreement with Vivus; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Annual Report, including under the section entitled “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in this Annual Report on Form 10-K represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise, except as required by the federal securities laws.

ii

RISK FACTOR SUMMARY

We are subject to a variety of risks and uncertainties. The following is a summary of the principal risks that we deem material to an investment in our securities, all of which are more fully described in, and should be read in conjunction with the section titled “Risk Factors” below.

Risks Related to Petros’ Business, Industry and Operations

•	Petros has incurred significant losses and may continue to experience losses in the future; however, we obtained from our largest shareholder, JCP III SM AIV, L.P., a continued support letter through May 17, 2022.

•	Petros is dependent on a single distributor for Stendra®, which product constitutes a substantial portion of Petros’ historic revenues. Additionally, Petros is reliant on third-party contract manufacturers to produce commercial quantities of its products and for the supply of the raw materials necessary to develop and manufacture its products.

•	Petros’ maintains a sublicense agreement for Stendra® with Vivus, Inc. (“Vivus”), pursuant to which Petros is dependent upon Vivus to maintain a license agreement with a third party. Additionally, Petros maintains a commercial supply agreement with Vivus (the “Supply Agreement”) for Stendra® and may be subject to substantial payment obligations. Furthermore, Vivus has granted a license to a third party to manufacture and distribute a generic version of Stendra® in the United States once it comes off patent.

•	Regulatory approval is limited by the Food and Drug Administration (the “FDA”) to those specific indications and conditions for which approval has been granted. Petros may be subject to fines, penalties, injunctions, or other enforcement actions if regulatory authorities determine that it is promoting any products for unapproved or “off-label” uses, resulting in reputational and business damage.

•	To the extent that any of our product candidates may be eligible, Petros may seek orphan drug designation from the FDA. However, there is no guarantee that Petros will be able to maintain this designation, receive this designation, or receive or maintain any corresponding benefits, including periods of exclusivity.

•	Petros may experience pricing pressure on the price of our products, including from private third-party payers and other managed care entities, such as pharmacy benefit managers, generic drug manufacturers, or from social or political activities, which would reduce our revenue and future profitability, if achieved.

•	Petros’ debt facility contains financial and operating restrictions that may limit its access to credit. In addition, Petros’ debt facility expires on December 1, 2021, and Petros may not be able to renew, extend or replace the expiring facility. If Petros fails to comply with covenants in its debt facility or if the facility is terminated, Petros may be required to immediately repay its indebtedness thereunder, which would have an adverse effect on its liquidity.

Risks Related to Petros Personnel

•	Because Petros is a small pharmaceutical company with limited resources, it may be unable to attract qualified personnel. Furthermore, Petros will need to expand its operations and increase its size, and it may experience difficulties in managing growth.

•	Petros may be adversely affected by any misconduct or improper activities on the part of its individual employees, principal investigators or consultants, or from cyberattacks and other security breaches that could compromise our proprietary and confidential information.

Risks Related to Government Regulation and Legal Proceedings for Petros

•	Petros’ approved drug products are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, drug products could be subject to labeling and other restrictions and market withdrawal, and Petros may be subject to penalties if it fails to comply with regulatory requirements or experiences unanticipated product problems. Similarly, Petros’ medical devices are subject to stringent regulatory oversight and any adverse regulatory action may adversely affect our financial condition and business operations.

•	Petros’ current strategy to advance product candidates, including in clinical developments and through the FDA may experience material delays, exceed anticipated costs, or may not be successful at all. Any delays or inability to successfully execute our strategy to advance product candidates and to commercialize our products may materially adversely affect our financial condition and results of operations.

iii

•	Petros relies on third parties to conduct, supervise, and monitor preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.

•	Petros’ is subject to extensive regulatory oversight and regimes, including those implemented by the consumer protection and healthcare laws, the FDA, the Federal Trade Commission (“FTC”), and others, any violations of which could subject us to, among other things, product recalls, product liability and other litigation, criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

•	Government regulations that mandate price controls and limitations on patient access to its products or establish prices paid by government entities or programs for such products may impact Petros’ business, and future results could be adversely affected by changes in such regulations or policies.

Risks Related to Petros’ Intellectual Property

•	If Petros fails to protect its intellectual property rights, its ability to pursue the development of its products would be negatively affected. Any legal action by Petros to protect or enforce its patents could be expensive and time consuming.

•	If Petros infringes the rights of third parties, it could be prevented from selling products and forced to pay damages and defend against litigation.

•	Petros may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

•	Changes in trends in the pharmaceutical and medical device industries, including changes to market conditions, could adversely affect Petros’ operating results.

Risks Related to Petros’ Strategic Transactions

•	Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

Other Risks Related to Petros’ Business and Operations

•	Petros has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of Petros’ financial reporting depends on the effectiveness of its internal controls over financial reporting.

•	The impact of the COVID-19 outbreak on Petros’ operations, and the operations of its partners, suppliers and logistics providers, could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

•	JCP III SM AIV, L.P. maintains the ability to significantly influence all matters submitted to Petros’ stockholders for approval.
•	Our bylaws include a forum selection clause, which may impact your ability to bring actions against us.

iv

PART I

ITEM 1.	BUSINESS

Overview

Organizational Development

Petros was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (the “Original Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”). On July 23, 2020, the parties to the Merger Agreement entered into the First Amendment to the Agreement and Plan of Merger and Reorganization (the “First Merger Agreement Amendment”) and on September 30, 2020, the parties to the Original Merger Agreement entered into the Second Amendment to the Agreement and Plan of Merger and Reorganization (the “Second Merger Agreement Amendment” and, together with the Original Merger Agreement and the First Merger Agreement Amendment, the “Merger Agreement”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020.

On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.), a Delaware corporation (“Synaptogenix”), a wholly-owned subsidiary of Neurotrope and (ii) holders of record of Neurotrope common stock, par value $0.0001 per share, Neurotrope preferred stock, par value $0.001 per share and certain warrants as of November 30, 2020 received a pro rata distribution of common stock of Synaptogenix, resulting in a separate, independent publicly traded company.

Business Model and Primary Marketed Products

Petros is a pharmaceutical company focused on men’s health therapeutics with a full range of commercial capabilities including sales, marketing, regulatory and medical affairs, finance, trade relations, pharmacovigilance, market access relations, manufacturing, and distribution.

Stendra®

Stendra® is an FDA approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”) and is the only patent-protected PDE-5 inhibitor on the market. As a distinct molecule with high in-vitro affinity and selectivity for penile tissue (clinical significance of this in-vitro selectivity profile is unknown), Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing).

On September 30, 2016, we acquired from Vivus all of the rights to license, develop, market, sell, and distribute the drug avanafil (the active ingredient in Stendra®) in the United States, Canada, South America, and India, including all assets related to, or necessary for, the exercise of such rights, such as licenses, trademarks, and intellectual property rights. The drug avanafil was initially developed by Mitsubishi Tanabe Pharma Corporation (“MTPC”) and MPTC licensed the rights to avanafil to Vivus in December 2000 (the “MPTC License”). Stendra® (avanafil) was approved by the FDA in April 2012. Petros seeks to make Stendra® the first oral ED prescription therapy available as an over-the-counter option.

VED Products

Petros also markets its own line of ED products in the form of vacuum erection device (“VED”) products through its subsidiaries, Timm Medical, Inc. (“Timm Medical”) and Pos-T-Vac, LLC (“PTV”). We plan to continue to grow the VED business both domestically and internationally. Petros believes that its potential domestic growth will come through the expansion of its distribution partner network, which currently includes national distributors such as SunMed and Vitalit and internationally through distributors such as Heize (Germany), Mediplus (UK), Euromedical (Spain), as well as a growing number of regional small-business distributors specialized in the urology landscape. Additionally, Petros intends to continue to leverage existing relationships with key clinician decision makers, offering direct purchase agreements for Centers of Excellence in prostate cancer and sexual health rehabilitation. This will allow for increased local purchase availability for consumers. We believe that potential international growth will come through additional work with existing customers to expand our current base of business while also working to unlock new international territories. In addition to expanding the distribution network, Petros is pursuing better use of the historical clinical data available regarding VEDs.

H100™

In addition to its ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, we acquired an exclusive global license to H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity. Peyronie’s disease may affect millions of men around the world, and there is no approved non-invasive treatment option. Based on current approved therapies, if approved, as of this date H100™ would become the first and only clinically approved topical non-invasive formulation for the treatment of Peyronie’s disease. Petros has established its foundation for growth and, with the addition of H100™ to the product portfolio and other pipeline opportunities for additional products, Petros believes that it can build an industry leading men’s health pharmaceutical company. Petros has no other product candidates and no other definitive license agreements at this time. However, Petros is engaged in discussions with viable, late stage therapeutic assets addressing male hormone replacement therapy, male infertility, BPH and prostate cancer, but has not entered into any binding agreements with respect thereto.

Manufacturing and Supply

Petros currently only has facilities to assemble its VED products, and therefore must rely on qualified third-party contract manufactures with appropriate facilities and equipment to contract manufacture commercial quantities of its products. If, for any reason, Petros’ contract manufacturers cannot perform as agreed, it may be required to replace them. Although Petros believes there are a number of potential replacements, it may incur added costs and delays in identifying and qualifying any such replacements.

Petros obtains from third parties the raw materials necessary to develop and manufacture its products, including the active and inactive pharmaceutical ingredients used in its products, such as through the Supply Agreement. Petros is required to identify the supplier of all the raw materials for all FDA-approved products that it acquires from others. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, Petros would be required to qualify a substitute supplier with the FDA and, depending on the supplier, provide the FDA with notice or receive FDA approval for the supplier, which would likely delay or interrupt manufacturing of the affected product.

Distribution and Marketing

Petros has distribution agreements with the three largest pharmaceutical distributors (McKesson Corporation (“McKesson”), Cardinal Health, Inc. (“Cardinal”), and AmerisourceBergen Corporation (“AmerisourceBergen”)), as well as a direct purchase program for designated retail dispensing pharmacies within large urology group practices, enabling us to provide Stendra® to customers through most retail pharmacies in the United States. Petros currently depends on McKesson to service these pharmaceutical distribution agreements. McKesson, on an exclusive basis, provides distribution of Stendra® to its own retail pharmacies and handles Petros’ distribution to Cardinal and AmerisourceBergen.

In addition to established nationwide distribution mechanisms, Petros also collaborates with several commercial insurance entities with contracted access to Stendra® and enduring capabilities to expand these commercial insurance relationships for future assets. Although commercial insurance collaboration and contracts remain an important factor in patient access and affordability, Medicare and Medicaid remain largely out of scope for Stendra® and most sexual dysfunction therapies. As with many sexual dysfunction therapeutics, Medicare and Medicaid do not normally contract or reimburse for these therapies unless concomitantly indicated for other ailments beyond sexual dysfunction considered medically necessary. Nevertheless, commercial insurance access remains competitive and widely available for Stendra®.

Petros relies on a variety of channels to market and sell its products, including:

•	employee and third-party contracted sales representatives who promote Stendra® directly to high-volume physician prescribers of ED therapies and target physicians at trade associations;

•	online digital strategies, including search engine optimization and targeted advertisements, target physicians and consumers;

•	targeting of managed care organizations to deliver value-based contracts and improve placement for Stendra® on approved drug lists;

•	collaboration with specialty pharmacies that provide personalized service to physicians and patients, including discreet shipping to patients’ homes; and

•	direct marketing of our medical devices to urology offices domestically and internationally.

Customers

The Company is dependent upon three wholesale distributors and one direct customer, for approximately 81% of its gross consolidated sales for the year ended December 31, 2020. For further information refer to Note 3 of the Notes to Consolidated Financial Statements.

Competition

According to data provided by IQVIA, the oral ED market (specifically the PDE-5 inhibitor class) has experienced significant growth over the last couple of years especially, with a 26% increase in prescriptions (filled in pharmacies) in 2020 vs. 2019, and with 2019 increasing in oral ED prescriptions by 44% over 2018. As generic options have become available, they have led the growth in prescription volume with an enduring presence of branded prescription volume, indicating durable brand loyalty and value. Stendra® remains the only patent protected brand among the PDE-5 inhibitor class. According to Arizton Advisory and Intelligence Erectile Dysfunction Market Reports, the trajectory of growth in this class is projected to continue to grow at a Compounded Annual Growth Rate of 8% through 2023. We expect that North America will remain the lead market in this growth due to its established healthcare landscape and the prominence of comorbid conditions associated with ED.

Employees

Our Board of Directors oversees our employee relations programs as it views building our culture – from employee development and retention to diversity, equity, inclusion and belonging initiatives – as key to driving long-term value for our business and helping to mitigate risks.

As of December 31, 2020, we had 27 full time employees, all of whom were based inside the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Government Regulation

Pharmaceutical products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our pharmaceutical products.

Regulation of Stendra®

Although Stendra® was approved by the FDA in April 2012, drug products approved for commercialization are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current good manufacturing practices (“cGMPs”) relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians for any clinical trials conducted following approval.

Regulation of VED Devices

The FDA classifies Petros’ VED devices as Class II medical devices, which are typically subject to pre-market review and clearance by the FDA of a pre-market notification (a “510(k) clearance”). While Petros’ VED devices are exempt from 510(k) clearance requirements, they were originally approved under a 510(k) clearance. However, since 2004, the FDA no longer requires a 510(k) submission for Class II external rigidity devices. The process of obtaining marketing approval, authorization, or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could take a significant amount of time, require the expenditure of substantial financial and other resources, and require rigorous and expensive pre-clinical and clinical testing.

Petros also has ongoing responsibilities related to its VED devices under regulations promulgated by the FDA and comparable foreign authorities. For example, Petros is required to comply with the FDA’s Quality System Regulation (“QSR”) regulations, which set forth the good manufacturing requirements for medical devices. These include requirements related to design controls, production and process controls, process validation, purchasing controls, supplier oversight, complaint handling and investigation, corrective and preventative actions, and record-keeping. The FDA also regulates the promotion and marketing of medical devices, and requires that manufacturers only make promotional claims or statements that are consistent with the indications and labeling cleared, authorized, or approved by the FDA. For 510(k)-exempt devices, such as the Petros’ VED devices, the FDA requires that Petros promote such products consistent with the relevant device classification. Claims outside the scope of the 510(k)-exempt classification would be considered “off-label” and trigger the requirement for a new 510(k) or other premarket submission to the FDA.

Regulatory Approval of H100™

Section 505(b)(2) of the Food, Drug, and Cosmetic Act of 1938, as amended (the “FDCA”) permits the filing of a new drug application (an “NDA”), where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature and/or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously-approved product and to support the reliance on the applicable published literature or referenced product, referred to as bridging. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant, if such approval is supported by study data. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions.

Petros currently plans to submit a 505(b)(2) NDA to the FDA for H100™ for treatment of Peyronie’s disease, which will allow Petros to rely, in part, on published scientific literature and/or the FDA’s prior findings regarding the safety and efficacy of approved drug products. If the FDA disagrees with the appropriateness of reliance on a reference listed drug or published literature or if Petros is not otherwise able to bridge to the reference listed drug or published literature, the Company may need to conduct additional clinical trials or other studies, which could lead to unanticipated costs and delays or to the termination of the development program. If Petros is unable to obtain approval through the 505(b)(2) NDA process, it may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant.

Regulation of Third-Party Contract Manufacturers

Third-party contract manufacturers that Petros relies on to manufacture commercial quantities of its products are also subject to cGMPs and/or the FDA’s QSR regulations, which impose extensive procedural and documentation requirements. The FDA and corresponding state and foreign agencies perform ongoing periodic unannounced inspections to ensure strict compliance with cGMPs/QSR and other applicable government regulations. Prior to approving a marketing application, manufacturers will also need to validate their manufacturing process. The FDA will also inspect the proposed manufacturing facilities to confirm that they can produce products meeting the FDA’s regulatory standards.

Intellectual Property

Petros relies on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect its intellectual property and proprietary rights.

Petros’ rights to market, distribute and sell avanafil (the active ingredient in Stendra®) are granted under a License and Commercialization Agreement (the “License Agreement”) with Vivus entered into on September 30, 2016, which is a sublicense under Vivus’ license agreement with the owner of the Stendra® patent, MTPC. The MTPC License contains certain termination rights that would allow MTPC to terminate the agreement if Vivus were to breach any of the terms of the MTPC License or become insolvent or bankrupt. In the event that MTPC terminates the MTPC License with Vivus because of any contractual breach, Petros has step-in rights with MTPC, which would allow Petros to continue to sell Stendra®. In March 2020, we acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. The Hybrid License relates to three US patents and two European patents directed to the formulation and use of H100™ in the treatment of Peyronie’s disease. U.S. Patent 9,333,242 contains claims directed to a transdermal gel composition containing the unique formulation of H100™. U.S. Patent 9,238,059 contains claims directed to a method for inhibiting or treating Peyronie’s disease, comprising topically administering to a portion of penile dermis of a human with Peyronie’s disease an effective amount of a gel composition containing the formulation of H100™. Additionally, U.S. Patent 10,471,131 contains further formulation claims and method of treatment claims directed to the use of H100™ in the treatment of Peyronie’s disease. There are two corresponding European Patents (EP3269372A1 and EP2804606B) that have similar corresponding issued claims. The Hybrid License terminates upon the expiration of the latest patent noted above.

Upon entering the Hybrid License, we paid an initial license fee of $100,000, and we will pay to Hybrid annual payments of $250,000 and additional annual milestone payments of $125,000, $150,000 and $200,000 on each of the first, second and third anniversaries of the entry into the Hybrid License. We are also required to make a $1,000,000 payment upon the first commercial sale and are required to make additional payments on a sliding scale of percentages of net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales. We also expect to incur approximately $14 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval, including approximately $10 million for clinical trials and $4 million of other expenses.

Available Information

Information about Petros, including its reports filed with or furnished to the SEC, is available through our website at www.petrospharma.com. Such reports are accessible at no charge through our website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We have included our website addresses throughout this report as textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating Petros. If any of the events described below occurs, our business, financial condition, results of operations and future growth prospects could be adversely affected.

Risks Related to Petros’ Business, Industry and Operations

Petros has incurred significant losses, and may continue to experience losses in the future.

Petros had a net loss of $20.6 million for the year ended December 31, 2020. As of December 31, 2020, Petros had an accumulated deficit of $61.7 million. Petros cannot predict if it will achieve profitability soon or at all. Petros expects to continue to expend substantial financial and other resources on, among other things:

•	sales and marketing;

•	investments in hiring key personnel;

•	possible development, regulatory approval and commercialization of H100™ for the treatment of Peyronie’s disease; and

•	general administration, including legal, accounting and other expenses.

Petros may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. Petros expects to continue to invest in its operations and product and business development to maintain and grow its current market position and to meet its expanded reporting and compliance obligations as a public company.

Petros expects its operating losses to continue in the near term in order to carry out its strategic objectives. Petros considers historical operating results, capital resources and financial position, and current projections and estimates as part of its plan to fund operations over a reasonable period of time.

Petros is reliant on the continued support from its largest shareholder for adequate financing of Petros’ operations.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2020, we had cash and cash equivalents of $17.1 million, negative working capital of approximately $16.0 million, including debt of $7.2 million maturing in 2021, and sustained cumulative losses attributable to common stockholders of $61.7 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, negotiating an extension of our debt arrangement and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. While we are optimistic that we will be successful in our efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., through May 17, 2022.

Petros is dependent on a single distributor for Stendra®.

Although Petros has agreements with the three largest pharmaceutical distributors, it currently depends on McKesson to service those agreements. McKesson, on an exclusive basis, provides distribution of Stendra® to its own retail pharmacies and handles Petros’ distribution to Cardinal and AmerisourceBergen. McKesson’s contract with us contains a provision that allows McKesson to terminate the contract for convenience upon one hundred and eighty (180) days prior notice. If McKesson terminates its contract with Petros, or is otherwise unable or unwilling to perform under its contract, Petros’ business and revenues will be adversely affected unless and until it can identify a suitable replacement.

Petros recorded revenues of approximately $6.4 million from sales of Stendra® in 2020, which accounted for 66.5% of Petros’ total revenues in 2020.

The success of Petros’ business currently depends on the successful continued commercialization of its main product, Stendra®, which is marketed, distributed and sold under a license agreement from Vivus. Petros may not be successful in commercializing Stendra® beyond its current level. Additionally, if Stendra® were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling, pricing and access pressures, supply shortages or, if a new, more effective treatment should be introduced, there would be an adverse impact on Petros’ revenues, which could be significant.

Petros’ license agreement for Stendra® is a sublicense that is dependent on Vivus’ license agreement with a third party.

Revenues from Stendra® represent a significant percentage of Petros’ overall revenues. Petros’ rights to market, distribute and sell avanafil (the active ingredient in Stendra®) are granted under the License Agreement, which is a sublicense under the MTPC License. The MTPC License contains certain termination rights that would allow MTPC to terminate the agreement if Vivus were to breach any of the terms of the MTPC License or become insolvent or bankrupt.

In the event that MTPC terminates the MTPC License with Vivus because of any contractual breach, Petros has step-in rights with MTPC, which would allow Petros to continue to sell Stendra®.

Petros is subject to the terms of a commercial supply agreement with Vivus and may be subject to substantial payment obligations thereunder.

In addition to the License Agreement, Petros entered into a commercial supply agreement with Vivus for Stendra® on September 30, 2016 (the “Supply Agreement”), which requires Petros to purchase certain minimum quantities of Stendra® in each year of the Supply Agreement term. In connection with the Supply Agreement, Vivus has claimed a shortfall of approximately $14.2 million with respect to Petros’ minimum purchase requirements in 2018, 2019 and 2020. Vivus also claims that Petros is responsible for the costs owed by Vivus to CVS Pharmacy in connection with returns of Stendra® in the amount of approximately $6.5 million that were delivered to CVS Pharmacy and later returned. Petros is currently in negotiations to determine the amounts ultimately owed to Vivus, but it may be responsible for payments of approximately $20.7 million. If required to pay these amounts to Vivus, this may adversely affect the financial condition of Petros. During the year ended December 31, 2020, Petros did not take possession of any minimum quantities of Stendra®.

A failure of Vivus to perform its obligations under the Supply Agreement or any cancellation of its obligations thereunder would have a material adverse effect on Petros’ business and operations.

Petros obtains its supply of Stendra® from Vivus pursuant to the Supply Agreement. In December of 2020, Vivus obtained approval of an in-court prepackaged plan of reorganization, under which IEH Biopharma LLC (“IEH”) obtained 100% ownership of Vivus (the “Prepackaged Plan”), and IEH assumed VIVUS’ contractual obligations under the Supply Agreement.

Although IEH’s acquisition of VIVUS may bring stability to its operations and reduce the risk of non-performance of its contractual obligations, including the License Agreement and the Supply Agreement, there is no assurance that IEH will cause Vivus to continue to perform its contractual obligations. If Vivus cancels the Vivus License or Supply Agreement or otherwise causes such obligations not to be performed, Petros may be unable to obtain sufficient quantities of Stendra®, which would reduce Petros’ ability to make sales and materially and adversely affect its business and results of operations.

Vivus has granted a license to Hetero USA, Inc. and Hetero Labs Limited to manufacture and commercialize the generic version of Stendra® in the United States once it comes off patent.

On January 3, 2017, Vivus granted Hetero USA, Inc. and Hetero Labs Limited (collectively, “Hetero”) a license to manufacture and commercialize the generic version of Stendra® described in its abbreviated new drug application (“ANDA”) filing in the United States as of the date that is the later of (a) October 29, 2024, which is 180 days prior to the expiration of the last to expire of the patents-in-suit, or (b) the date that Hetero obtains final approval from FDA of the Hetero ANDA.

Future competition from generic versions could negatively impact the sales volume of Stendra®, and prices for pharmaceutical products typically decline following generic entry onto the market. The date on which generic competition with Stendra® begins may be different from the date that the patent or regulatory exclusivity expires, and instead may occur upon the loss or expiration of patent protection or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of Stendra®. If that should occur, Petros could lose a significant portion of revenues for Stendra® which could adversely affect its business, financial condition and results of operations.

Petros relies on a combination of several different channels to promote its products to physicians and patients in the United States and internationally.

Petros currently relies on a variety of channels to market and sell its products, including:

•	sales representatives who promote Stendra® directly to high-volume physician prescribers of ED therapies and target physicians at trade associations;

•	online digital strategies, including search engine optimization and targeted advertisements, target physicians and consumers;

•	targeting of managed care organizations to deliver value-based contracts and improve placement for Stendra® on approved drug lists;

•	collaboration with specialty pharmacies that provide personalized service to physicians and patients, including discreet shipping to patients’ homes; and

•	direct marketing of our medical devices to urology offices domestically and internationally.

Petros will continue to depend on these strategies, partners and distribution channels in order to promote and sell its products. Petros cannot assure you that these strategies will enable it to successfully market and sell its products. Failure to successfully market and sell its products would have a material adverse effect on Petros’ business, financial condition and results of operations.

Petros is substantially dependent on a limited number of commercial products. Any difficulties or delays in product manufacturing, regulatory compliance, sales or marketing could affect Petros’ future results.

Petros’ ability to achieve its business objectives is directly dependent on its ability to get its products to market, and any delays or difficulties in manufacturing, regulatory compliance, sales or marketing could have an adverse impact, including but not limited to the following types of events:

•	failure to predict market demand for, or to gain market acceptance of, approved products;

•	failure to comply with applicable regulatory requirements, which could result in costly and disruptive enforcement actions, or otherwise require costly and disruptive corrective actions;

•	delays, unavailability, or undetected defects with respect to product manufacturing materials;

•	failure to maintain appropriate quality standards throughout the internal and external supply network or comply with cGMPs or other regulations;

•	failure to establishment and maintain of adequate healthcare coverage and reimbursement;

•	failure to establish and maintain market demand and acceptance for Petros’ products through marketing and sales activities, and any other arrangements to promote these products;

•	failure to adequately train sales and marketing personnel regarding regulatory compliance matters and any exposure that Petros may face due to noncompliance of such personnel;

•	failure to establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

•	failure to manufacture products in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand;

•	failure to effectively compete with other products on the market;

•	failure to maintain a continued acceptable product safety and efficacy profile;

•	interruptions to supply chain continuity or commercial operations as a result of man-made or natural disasters; and

•	failure to maintain supply chain integrity against intentional and criminal acts.

The FDA may determine that Petros’ products or product candidates have undesirable side effects that could result in regulatory action, impede commercialization, or delay or prevent their regulatory approval.

Undesirable side effects caused by Petros’ products or product candidates could adversely and materially harm the business. Undesirable side effects could limit Petros’ ability to commercialize the products, could result in product liability suits, and could result in regulatory actions, such as, but not limited to withdrawal of the products from the market, withdrawal of marketing approvals, safety communications or warnings, revisions to product labeling to add warnings or other precautions, or prompt regulators to require that Petros implement risk mitigation steps, such as post-approval studies, Risk Evaluation and Mitigation Strategy (“REMS”), and/or other strategies. Undesirable side effects could impact the ability of the Petros to complete product development, may require that development be limited to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, could cause Petros, an Institutional Review Board (“IRB”), or other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Undesirable side effects caused by or any unexpected characteristics for product candidates could also result in denial of regulatory approval by the FDA or other comparable foreign authorities for any or all targeted indications or the inclusion of unfavorable information in product labeling, such as limitations on the indicated uses or populations for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products. Should any of the foregoing occur, Petros’ business, financial condition or results of operations may be materially harmed.

Petros relies on third-party contract manufacturers to produce commercial quantities of its products.

Petros currently only has facilities to assemble its VED products, and therefore must rely on qualified third-party contract manufactures with appropriate facilities and equipment to contract manufacture commercial quantities of products. Petros also relies on contract manufacturers to produce quantities of its product candidates to support its development programs. Petros expects to pursue additional contract manufacturing for certain of its products in the future. Any performance failure on the part of its contract manufacturers could delay production or delivery of any approved products and could delay product candidate development programs, depriving Petros of potential product revenue and resulting in development programs taking longer than planned. Failure by Petros’ contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, delays in development programs, withdrawals of marketing approvals, refusal of regulatory authorities to approve new marketing applications or supplements, cost overruns or other problems that could materially adversely affect its business. Contract manufacturers may encounter difficulties involving production yields, quality control and quality assurance.

These third-party contract manufacturers are also subject to cGMP and/or the FDA’s Quality System Regulation (“QSR”) regulations, which impose extensive procedural and documentation requirements. The FDA and corresponding state and foreign agencies perform ongoing periodic unannounced inspections to ensure strict compliance with cGMP/QSR and other applicable government regulations. Prior to approving a marketing application, manufacturers will also need to validate their manufacturing process. The FDA will also inspect the proposed manufacturing facilities to confirm that they can produce products meeting the FDA’s regulatory standards. Failure to comply with these requirements may subject Petros to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, voluntary recall of a product or failure to secure product approvals, any of which could have a material adverse effect on Petros’ business, financial condition and results of operations. Beyond contractual remedies that may be available to it, Petros does not have control over third-party manufacturers’ compliance with these regulations and standards.

If, for any reason, Petros’ contract manufacturers cannot perform as agreed, it may be required to replace them. Although Petros believes there are a number of potential replacements, it may incur added costs and delays in identifying and qualifying any such replacements. Petros may compete with other companies for access to manufacturing facilities that can produce products in accordance with the FDA’s regulatory standards. If third party manufacturers should cease to continue to provide manufacturing services for any reason, Petros likely would experience delays in obtaining sufficient quantities of its products and product candidates to meet commercial demand or advance its development programs. Third-party facilities may also be affected by natural disasters, such as floods or fire, health pandemics or outbreaks, or such facilities could face manufacturing issues, such as contamination or regulatory findings following a regulatory inspection of such facility. In such instances, Petros may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense. The addition of a new or alternative manufacturer may also require FDA approvals and may have a material adverse effect on our business.

The inability of a manufacturer to ship orders of our products in a timely manner or to meet quality standards could cause Petros to miss the delivery date requirements of its customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as Petros’ revenue would decrease and it would incur net losses as a result of sales of the product, if any sales could be made.

Petros relies on third parties for the supply of the raw materials necessary to develop and manufacture its products.

Petros is dependent on third parties for the supply of the raw materials necessary to develop and manufacture its products, including the active and inactive pharmaceutical ingredients used in its products. Petros is required to identify the supplier of all the raw materials for all FDA-approved products that it acquires from others. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, Petros would be required to qualify a substitute supplier with the FDA and, depending on the supplier, provide the FDA with notice or receive FDA approval for the supplier, which would likely delay or interrupt manufacturing of the affected product. Failure of suppliers to meet the applicable regulatory standards could also result in enforcement actions against such suppliers or Petros.

These third parties include foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties, foreign currency risk and other government clearances. Acts of governments outside and within the United States may affect the price or availability of raw materials needed for the development or manufacture of Petros’ products. In addition, any changes in patent laws in jurisdictions outside the United States may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents.

Shortages in or interruptions in the supply of raw materials could potentially delay Petros’ development programs or result in insufficient product quantities to meet commercial demand. Third-party manufacturers’ failure to obtain the raw materials necessary to manufacture sufficient quantities of products and product candidates may have a material adverse effect on Petros’ business.

Changes in product or product candidate manufacturing or formulation may result in additional costs or delay.

Any changes to product or product candidate manufacturing or formulation may materially impact Petros’ business. For approved products, manufacturing changes may require reporting to and/or approval from the applicable regulatory authorities, including the FDA. Regulatory authorities may require substantial, time consuming, and costly manufacturing work as well as studies to support such changes. Any such changes may also not accomplish the intended outcome. Additionally, changes to product candidate manufacturing during product development may also adversely impact the development program. Changes could cause product candidates to perform differently and affect the results of future studies. Such changes may also require additional testing, studies, FDA notification, or FDA approval.

Regulatory approval is limited by the FDA to those specific indications and conditions for which approval has been granted. Petros may be subject to fines, penalties, injunctions, or other enforcement actions if regulatory authorities determine that it is promoting any products for unapproved or “off-label” uses, resulting in reputational and business damage.

Petros must comply with requirements concerning advertising and promotion of FDA regulated products. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval, the approval is limited to those specific uses and indications for which a product is approved. Companies may not market or promote products for those indications and uses, for which the product has not received approval. For devices exempt from Section 510(k) of the FDCA, such as Petros’ VED devices, the FDA requires that companies promote such products consistent with the relevant device classification. Claims outside the scope of the 510(k)-exempt classification would be considered “off-label” and trigger the requirement for a new 510(k) or other premarket submission to FDA. Companies must also be able to sufficiently substantiate any product claims and must abide by the FDA’s strict requirements regarding the content of promotions and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, companies are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA or, for 510(k)-exempt devices, are outside the scope of the relevant device classification. If Petros is found to have impermissibly promoted any product, it may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

In the United States, engaging in the impermissible promotion of products for off-label uses can also subject a company to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws. Such litigation can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict a company’s business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a company on behalf of the federal government alleging submission of false or fraudulent claims, or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These False Claims Act lawsuits have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose sponsors to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that companies will have to defend a false claim action, and pay settlements fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs.

In the United States, the distribution of drug product samples to physicians must further comply with the requirements of the U.S. Prescription Drug Marketing Act, and the promotion of pharmaceutical products are subject to additional FDA requirements and restrictions on promotional statements. If the FDA determines that promotional activities violate its regulations and policies pertaining to product promotion, it could request the modification of promotional materials or could subject a company to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions.

To the extent that any of our product candidates may be eligible, Petros may seek orphan drug designation from the FDA. However, there is no guarantee that Petros will be able to maintain this designation, receive this designation, or receive or maintain any corresponding benefits, including periods of exclusivity.

To the extent eligible, Petros may seek orphan drug designation for its product candidates. While orphan drug designation would provide Petros with certain advantages, it neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.

Generally, if a product candidate with orphan drug designation subsequently receives marketing approval before another product considered by the FDA to be the same, for the same orphan indication, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for seven years.

Petros may not be able to obtain any future orphan drug designations. Orphan drug designations do not guarantee that Petros will be able to successfully develop its product candidates or maintain any orphan drug designations. For instance, orphan drug designations may be revoked if the FDA finds that the request for designation contained an untrue statement of material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request.

Moreover, even if Petros is able to receive and maintain orphan drug designations, it may ultimately not receive any period of regulatory exclusivity if the product candidate is approved. For instance, Petros may not receive orphan product regulatory exclusivity if the indication for which it receives FDA approval is broader than the orphan drug designation. Orphan exclusivity may also be lost for the same reasons that orphan drug designation may be lost. Orphan exclusivity may further be lost if Petros is unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if Petros obtains orphan exclusivity, that exclusivity may not effectively protect the product from competition, as different products can be approved for the same condition or products that are the same can be approved for different conditions. Even after an orphan product is approved, the FDA can also subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior. The FDA may further grant orphan drug designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before Petros does, Petros would be prevented from launching its product in the United States for the orphan indication for a period of at least seven years unless it can demonstrate clinical superiority. Moreover, third-party payors may reimburse for products off-label even if not indicated for the orphan condition.

Petros may experience pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability, if achieved.

Federal and state health care programs are increasingly focused on the price of prescription drugs and medical devices, including the expanded use of mandatory rebates and discounts and measures that penalize or prohibit price increases over inflation rates. Public and private third-party payers also may not consider Stendra® or our other products to be medically necessary when prescribed for ED and may decline to cover it. Recent events have resulted in increased public and governmental scrutiny of the cost of drugs, especially in connection with price increases following companies’ acquisitions of the rights to certain drug products. In particular, U.S. federal prosecutors recently issued subpoenas to a pharmaceutical company seeking information about its drug pricing practices, among other issues, and members of the U.S. Congress have sought information from certain pharmaceutical companies relating to post-acquisition drug-price increases. Petros’ revenue and future profitability, if achieved, could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit its ability to increase the prices of its products.

Pressure from social activist groups and future government regulations may also put downward pressure on the price of drugs, which could result in downward pressure on the prices of Petros’ products in the future.

Private third-party payers and other managed care entities, such as pharmacy benefit managers, continue to take action to manage the utilization of drugs and control the cost of drugs and medical devices.

Consolidation among managed care organizations (“MCOs”) has increased the negotiating power of MCOs and other private third-party payers. Private third-party payers increasingly employ formularies to control costs by taking into account discounts in connection with decisions about formulary inclusion or favorable formulary placement. Failure to obtain or maintain timely adequate pricing or favorable formulary placement for our products, or failure to obtain such formulary placement at favorable pricing, could adversely impact revenue. Private third-party payers, including self-insured employers, often implement formularies with copayment tiers to encourage utilization of certain drugs and have also been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products Managed care also establishes formularies to control the cost of medical supplies. Payers may limit the number of drugs covered in the therapeutic class or sources in supply categories, cover only generic alternatives to drugs in the class, or impose restrictions on reimbursement of a particular drug or drugs in a class or a particular medical device.

Private third-party payers are also implementing new initiatives such as “copay accumulators” (policies that provide that the value of copay assistance does not count as out-of-pocket costs that are applied toward deductibles) that can shift more of the cost burden to manufacturers and patients. This cost shifting has increased consumer interest and input in medication choices, as they pay for a larger portion of their prescription costs and may cause consumers to favor lower cost generic alternatives to branded pharmaceuticals. As the U.S. payer market consolidates further and as more drugs become available in generic form, biopharmaceutical companies may face greater pricing pressure from private third-party payers, who will continue to drive more of their patients to use lower cost generic alternatives.

Products may face competition from generic drug products and other similar drug products.

If the FDA or comparable foreign regulatory authorities approve generic or similar versions of any of Petros’ products, the sales of Petros’ products could be adversely affected. If the Stendra® NDA is approved, the product may become the “reference listed drug” in the FDA’s Orange Book. Other applicants may then seek approval of generic versions of the product through submission of ANDAs in the United States. In support of an ANDA, a generic applicant would not need to conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is available at the site of action at the same rate and to the same extent as the reference listed drug. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices, and are generally preferred by third party payers. As a result, the FDA, executive administrations and Congress have taken steps to encourage increased generic drug competition in the market in an effort to bring down drug costs. The recent change in administration and control of the U.S. Senate may result in initiatives to further such competition or downward pricing.

Following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product. Moreover, in addition to generic competition, Petros could face competition from other companies seeking approval of drug products that are similar to the Company’s drug products using the 505(b)(2) regulatory pathway. Such applicants may be able to rely on Petros’ products, other approved drug products or published literature to develop drug products that are similar to Petros’. The introduction of similar drug products could expose our products to increased competition.

Any ANDA or 505(b)(2) applicants would need to submit patent certification statements with their applications for patents that are listed in the FDA’s Orange Book. There are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Orange Book. Petros may be unable to obtain patents covering its products that contain one or more claims that satisfy the requirements for listing in the Orange Book. Patents not listed in the Orange Book would not receive the protections provided by the Hatch Waxman Act.

Moreover, if an ANDA or 505(b)(2) applicant files a paragraph IV challenge to any patents that Petros may list in the FDA’s Orange Book and the Company does not file a patent infringement lawsuit within 45 days of receiving notice of a paragraph IV certification, the ANDA or 505(b)(2) applicant would not be subject to a 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights, however, would likely be complex in nature, may be expensive and time consuming, may divert management’s attention, and may result in unfavorable results.

Moreover, if any product candidate does not receive any anticipated periods of regulatory exclusivity, that product candidate may face generic or 505(b)(2) product competition sooner than anticipated, which could materially and adversely impact Petros’ business. Finally, there are already generic versions of other ED drugs on the market against which the Petros drug product competes. As generic products, these products are priced below Petros, presenting the risk that patients and their physicians will opt for those products instead of the Petros brand product.

The business that Petros conducts outside the United States may be adversely affected by international risk and uncertainties.

Although Petros’ operations are based in the United States, it conducts certain business outside the U.S. and expects to continue to do so in the future. Currently, Petros possesses the rights to license, develop, market, sell and distribute Stendra® in Canada, South America, and India, and its VED products are also marketed internationally. The active pharmaceutical ingredient for Stendra® is produced in France and shipped to the United States in tablet form for packaging. One of the manufacturers of our medical devices is based in China, and Petros expects to expand contract manufacturing for certain of its products in Europe, the Middle East, and Northern Africa in the future. Any business that it conducts outside the United States will be subject to additional risks that may materially adversely affect its ability to conduct business in international markets, including:

•	the ability to receive any required regulatory authorizations to commercialize products internationally and the ability to comply with international regulatory requirements;

•	potentially reduced protection for intellectual property rights in certain other countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation or political instability, in particular foreign economies and markets;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;

•	business interruptions resulting from geo-political actions, including war and terrorism or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and

•	failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act.

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Petros’ debt facility contains financial and operating restrictions that may limit its access to credit. In addition, Petros’ debt facility expires on December 1, 2021, and Petros may not be able to renew, extend or replace the expiring facility. If Petros fails to comply with covenants in its debt facility or if the facility is terminated, Petros may be required to immediately repay its indebtedness thereunder, which would have an adverse effect on its liquidity.

Provisions governing Petros’ debt facility impose restrictions on its ability to operate, including, for some of the agreements and instruments, but not for others, its ability to:

•	incur capital expenditures;

•	incur additional debt;

•	pay dividends and make distributions;

•	redeem or repurchase capital stock;

•	create liens;

•	enter into transactions with affiliates; and

•	merge or consolidate with or into other entities.

Petros’ debt facility also contains other financial and non-financial covenants. Petros may not be able to comply with these covenants in the future. Petros’ failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the debt facility, and require Petros to pay all amounts outstanding. Such an event may also lead Petros’ lender to exercise its security interest in its assets. If an event of default occurs, Petros may not be able to cure it within any applicable cure period, if at all. If the maturity of Petros’ indebtedness is accelerated, it may not have sufficient funds available for repayment or it may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to Petros, or at all.

Risks Related to Petros Personnel

Because Petros is a small pharmaceutical company with limited resources, it may be unable to attract qualified personnel.

Because of the specialized nature of its business, Petros’ ability to develop products and to compete with its current and future competitors largely depends upon its ability to attract, retain and motivate highly qualified managerial, marketing, consulting and scientific personnel. Petros faces intense competition for qualified employees and consultants from biopharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in its industry for similar personnel. There is intense competition for qualified personnel in this business sector, and we cannot assure you that Petros will be able to attract the qualified personnel necessary for the development of its business.

Petros will need to expand its operations and increase its size, and it may experience difficulties in managing growth.

As Petros increases the number of products it owns or has the right to sell, it may need to increase personnel headcounts with respect to sales, marketing, product development, scientific, or administrative departments. In addition, to meet its obligations as a public company, it will need to increase its general and administrative capabilities. The management, personnel and systems currently in place may not be adequate to support this future growth. The need to effectively manage its operations, growth and various projects requires that it:

•	successfully attract and recruit new employees with the required expertise and experience;

•	successfully grow marketing, distribution and sales infrastructure; and

•	continue to improve operational, manufacturing, financial and management controls, reporting systems and procedures.

If Petros is unable to manage this growth and increased complexity of operations, its business may be adversely affected.

Petros may be adversely affected by any misconduct or improper activities on the part of its individual employees, principal investigators or consultants.

Petros is exposed to the risk that any of its employees, principal investigators and consultants may engage in fraudulent conduct or other illegal activity. Although Petros has adopted a code of conduct applicable to all of its employees, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions it takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting it from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in Petros’ nonclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to Petros’ reputation.

Additionally, Petros is subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against Petros, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of Petros’ operations, any of which could adversely affect its ability to operate its business and results of operations.

Cyberattacks and other data security breaches could compromise our proprietary and confidential information, which could harm our business and reputation or cause us to incur increased expenses to address any such breaches.

In the ordinary course of our business, Petros generates, collects and stores proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. If a cyber incident, such as a phishing or ransomware attack, virus, malware installation, server malfunction, software or hardware failure, impairment of data integrity, loss of data or other computer assets, adware or other similar issue, impairs, shuts down, or penetrates our computer systems, our proprietary and confidential information, including e-mails and other electronic communications, may be misappropriated. In addition, an employee, contractor, or other third party with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. As a result, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs, which could adversely affect our business. We may also incur significant remediation costs, including liability for stolen customer or employee information, repairing system damage or providing benefits to affected customers or employees.

Risks Related to Government Regulation and Legal Proceedings for Petros

Petros’ approved drug products are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, drug products could be subject to labeling and other restrictions and market withdrawal, and Petros may be subject to penalties if it fails to comply with regulatory requirements or experiences unanticipated product problems.

Drug products approved by the applicable regulatory authorities for commercialization are subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with cGMPs relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and GCPs for any clinical trials conducted following approval.

Product sponsors and their collaborators, including contract manufacturer, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including:

•	restrictions on manufacturing or distribution, or marketing of such products;

•	restrictions on the labeling, including restrictions on the indication or approved patient population, and required additional warnings, such as black box warnings, contraindications, and precautions;

•	modifications to promotional pieces;

•	issuance of corrective information;

•	requirements to conduct post-marketing studies or other clinical trials;

•	clinical holds or termination of clinical trials;

•	requirements to establish or modify a REMS or a similar strategy;

•	changes to the way the product is administered;

•	liability for harm caused to patients or subjects;

•	reputational harm;

•	the product becoming less competitive;

•	warning, untitled, or cyber letters;

•	suspension of marketing or withdrawal of the products from the market;

•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;

•	refusal to approve pending applications or supplements to approved applications;

•	recalls of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of products;

•	product seizure or detention;

•	FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

•	injunctions or the imposition of civil or criminal penalties, including imprisonment.

Any of these events could prevent Petros from achieving or maintaining market acceptance of its products or could substantially increase the costs and expenses of developing and commercializing products. Any of these events could further have other material and adverse effects on Petros’ operations and business.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates, that could limit the marketability of products, or that could impose additional regulatory obligations on Petros.

Petros’ medical devices are subject to stringent regulatory oversight and any adverse regulatory action may adversely affect our financial condition and business operations.

Medical device products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices.

Although Petros’ devices are exempt from 510(k) clearance requirements, they were originally approved under a 510(k) clearance. However, since 2004, the FDA no longer requires a 510(k) submission for Class II external rigidity devices. The process of obtaining marketing approval, authorization, or clearance from the FDA and comparable foreign regulatory agencies for new products, or for enhancements or modifications to existing products, could take a significant amount of time, require the expenditure of substantial financial and other resources, and require rigorous and expensive pre-clinical and clinical testing. Additionally, the FDA could impose limitations on the indications for use of our products. Should Petros pursue FDA clearance, authorization, or approval for a new device or device modification, it cannot be certain that it will receive required clearance, authorization, or approval from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis or at all. The failure to receive clearance, authorization, or approval for significant new products or modifications to existing products on a timely basis or at all could have a material, adverse effect on Petros’ financial condition and results of operations.

Both before and after a medical device product is commercially released, Petros has ongoing responsibilities under FDA and foreign regulations. For example, Petros is required to comply with QSR, which sets forth the good manufacturing requirements for medical devices. These include requirements related to design controls, production and process controls, process validation, purchasing controls, supplier oversight, complaint handling and investigation, corrective and preventative actions, and record-keeping. In addition, the FDA’s medical device reporting regulation requires companies to provide information to the FDA whenever they become aware of evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, that a malfunction occurred which would be likely to cause or contribute to a death or serious injury upon recurrence.

Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action. If the FDA or equivalent foreign agency were to conclude that Petros is not in compliance with applicable laws or regulations, or that any of its medical devices may be hazardous or defective, the FDA or equivalent foreign agency could take enforcement action, which may include issuance of a warning letter, untitled letter, or other enforcement letter; seizure of the device; requesting or requiring a recall or other field action; or requiring the repair, replacement, or refund the cost of the medical device. The FDA may also impose manufacturing and other operating restrictions; enjoin and restrain certain violations of applicable law pertaining to medical devices; or assess civil or criminal penalties against Petros or its officers or employees. In addition, the FDA could recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict Petros from effectively manufacturing, marketing, and selling products and could have a material, adverse effect on Petros’ financial condition and results of operations. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material, adverse effect on Petros’ financial condition and results of operations.

The FDA also regulates the promotion and marketing of medical devices and requires that manufacturers only make promotional claims or statements that are consistent with the indications and labeling cleared, authorized, or approved by the FDA. For 510(k)-exempt devices, such as the Petros’ VED devices, the FDA requires that Petros promote such products consistent with the relevant device classification. Claims outside the scope of the 510(k)-exempt classification would be considered “off-label” and trigger the requirement for a new 510(k) or other premarket submission to the FDA. The FDA may take enforcement action against Petros (as described above), should the FDA determine it has engaged in “off-label” promotion or other violative marketing activities.

Petros currently plans to submit a 505(b)(2) NDA to the FDA for H100™ for treatment of Peyronie’s disease, which will allow Petros to rely, in part, on published scientific literature and/or the FDA’s prior findings regarding the safety and efficacy of approved drug products. If Petros is not able to pursue this strategy, it will need to conduct additional development activities beyond what is currently planned, development costs will increase, and Petros may be delayed in receiving regulatory authority approval. The submission of 505(b)(2) NDAs may also subject Petros to the risk of patent infringement lawsuits or regulatory actions that would delay or prevent submission of a marketing application to the FDA, or the FDA’s marketing application review and approval.

The Hatch-Waxman Act added Section 505(b)(2) to the FDCA, permitting the filing of a NDA, where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature and/or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to support the reliance on the applicable published literature or referenced product, referred to as bridging. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant, if such approval is supported by study data. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions.

Petros currently plans to submit a 505(b)(2) NDA to the FDA for H100™ for treatment of Peyronie’s disease. If the FDA disagrees with the appropriateness of reliance on a reference listed drug or published literature or if Petros is not otherwise able to bridge to the reference listed drug or published literature, the Company may need to conduct additional clinical trials or other studies, which could lead to unanticipated costs and delays or to the termination of the development program. If Petros is unable to obtain approval through the 505(b)(2) NDA process, it may be required to pursue the more expensive and time consuming 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant.

There may also be circumstances under which the FDA would not allow Petros to pursue a 505(b)(2) application. For instance, should the FDA approve a pharmaceutically equivalent product to H100™, it is the FDA’s policy that the appropriate submission would be an ANDA for a generic version of the approved product. Petros may, however, not be able to immediately submit an ANDA or have an ANDA approval made effective, as the application could be blocked by others’ periods of patent and regulatory exclusivity protection.

Notwithstanding the approval of a number of products by the FDA under Section 505(b)(2), pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its policies and practices with respect to Section 505(b)(2) regulatory approvals. It is also not uncommon for a sponsor of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. Any inability to pursue a 505(b)(2) application could result in new competitive products reaching the market more quickly than Petros’, which could hurt the Company’s competitive position and business prospects.

The 505(b)(2) regulatory pathway may also subject Petros to the risk of patent infringement lawsuits or other regulatory actions that could prevent submission of a marketing application or prevent the FDA from making the approval of a marketing application effective. Applicants submitting NDAs under Section 505(b)(2) of the FDCA must provide a patent certification for the patents listed in FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for all reference listed drugs and for all brand name products identified in published literature upon which the 505(b)(2) application relies. The possible certifications are that (1) no patent information has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. If there are any applicable listed patents, the FDA may not approve the 505(b)(2) application until all listed patents have expired, unless the applicant challenges the listed patents through the last type of certification, also known as a paragraph IV certification, or otherwise indicates that it is not seeking approval of a patented method of use.

If Petros does challenge a listed patent through a paragraph IV certification, under the Hatch-Waxman Act, the holder of the patents or NDAs that the 505(b)(2) application references may file a patent infringement lawsuit. Filing of a patent infringement lawsuit triggers a one time, automatic, 30-month stay of the FDA’s ability to make the 505(b)(2) NDA approval effective. In such a case, the FDA may not make the 505(b)(2) NDA approval effective until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent is favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. Accordingly, Petros may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application approval may, in some cases, not be submitted, or may, in other cases, not be made effective until any existing non-patent regulatory exclusivities have expired or, if possible, are carved out from the label.

If Petros is unable to advance its product candidates, including H100™, in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experience significant delays in doing so, its business may be materially harmed.

Petros is not permitted to market or promote any of its product candidates before it receives regulatory approval from the FDA or comparable foreign regulatory authorities, and it may never receive such regulatory approval. Petros may only receive approval in a limited patient population, it may experience delays in receiving such regulatory approval, or it may not receive regulatory approval for new indications or for H100™. Even if Petros successfully commercializes H100™, it may not be successful in developing and commercializing any other product candidates, and its commercial opportunities may be limited.

Petros cannot be certain that any of its product candidates will be successful in clinical and preclinical trials or receive regulatory approval. Further, its product candidates may not receive regulatory approval even if they are successful in clinical trials and Petros submits the required marketing applications seeking regulatory authorization for their use.

For each product candidate, Petros must demonstrate safety and efficacy in humans, obtain regulatory approval in one or more jurisdictions, obtain manufacturing supply capacity and expertise, and substantially invest in marketing efforts before it is able to generate any revenue from such product candidate. The success of Petros’ product candidates, and H100™ in particular, will depend on several factors, including the following:

•	approval of H100™ or other products by the FDA;

•	successful enrollment in, and completion of, clinical trials, the design and implementation of which are agreed to by the applicable regulatory authorities, and the conduct of clinical trials by contract research organizations (“CROs”) to successfully conduct such trials within Petros’ planned budget and timing parameters and without materially adversely impacting its trials;

•	successful data from its clinical and preclinical programs that support an acceptable risk-benefit profile of its product candidates in the intended populations to the satisfaction of the applicable regulatory authorities;

•	timely receipt, if at all, of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers, as applicable, for continued clinical supply and commercial manufacturing;

•	successful development of Petros’ manufacturing processes and transfer to new third-party facilities to support future development activities and commercialization that are operated by contract manufacturing organizations in a manner compliant with all regulatory requirements;

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for Petros’ product candidates;

•	successful commercial launch of Petros’ other product candidates, if and when approved;

•	acceptance of Petros’ products, if and when approved, by patients, the relevant medical communities and third-party payers;

•	effective competition with other therapies;

•	establishment and maintenance of adequate healthcare coverage and reimbursement;

•	Petros’ ability to avoid infringing upon the patent and other intellectual property rights of third parties;

•	enforcement and defense of intellectual property rights and claims;

•	continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trials or the elements of any post-marketing REMs that may be required by the FDA or comparable requirements in other jurisdictions to ensure the benefits of the product outweigh its risks; and

•	maintenance of a continued acceptable safety profile of the product candidates following approval.

If Petros is unsuccessful with respect to these factors, it could experience significant delays or barriers to the successful commercialization of its product candidates, which may materially harm Petros’ business. Even if Petros successfully obtains regulatory approvals to manufacture and market its product candidates, its revenues will be dependent, in part, upon the size of the markets in the territories for which it gains regulatory approval and have commercial rights. If the markets for patient subsets that Petros is targeting are not as significant as it estimates, it may not generate significant revenues from sales of its approved products.

Petros plans to seek regulatory approval to commercialize its product candidates in the United States and in foreign countries. While the scope of regulatory approval is similar in many countries, in order to obtain separate regulatory approval in multiple countries Petros must comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution. Petros cannot predict success in any such jurisdictions, and the time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. Petros may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Petros’ product candidates.

The risk of failure in drug and product development is high. Before obtaining marketing approval from regulatory authorities for the sale of H100™ or other unapproved product candidates, Petros must complete nonclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of Petros’ product candidates in humans. Clinical trials are expensive, difficult to design and implement and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if Petros’ unapproved product candidates will prove to be effective or safe in humans or will receive marketing approval.

Petros may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of other reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that Petros is able to execute;

•	delay or failure in obtaining authorization to commence a trial, including approval from the appropriate IRB, to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delays or failure in reaching agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;

•	clinical sites and investigators deviating from the clinical protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	lack of adequate funding to continue a clinical trial, including unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials and increased expenses associated with the services of Petros’ CROs and other third parties;

•	clinical trials of Petros’ product candidates may produce negative or inconclusive results, and it may decide, or regulators may require Petros, to conduct additional nonclinical studies, clinical trials or abandon product development programs;

•	Petros’ third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to Petros in a timely manner, or at all;

•	the supply or quality of Petros’ product candidates or other materials necessary to conduct clinical trials of its product candidates may be insufficient;

•	the FDA or comparable foreign regulatory authorities may require Petros to submit additional data or impose other requirements before permitting it to initiate a clinical trial; or

•	changes in governmental regulations or administrative actions.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for Petros’ product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with Petros’ clinical trial design and its interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for Petros’ clinical trials.

Petros cannot be certain as to what type and how many clinical trials the FDA or comparable foreign regulatory authorities will require Petros to conduct before it may successfully gain approval to market H100™. Prior to approving a new product, the FDA generally requires that the efficacy of the product be demonstrated in two adequate and well-controlled clinical trials.

Petros’ product development costs will also increase if it experiences delays in nonclinical and clinical development or receiving the requisite marketing approvals. Petros does not know whether any of its nonclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all, which may harm our business and results of operations.

If Petros experiences delays or difficulties in the enrollment of patients in clinical trials, development of its product candidates may be delayed or prevented, which would have a material adverse effect on its business.

Petros may not be able to initiate clinical trials for H100™ or its other product candidates if it is unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials.

Patient enrollment may be affected if Petros’ competitors have ongoing clinical trials for product candidates that are under development for the same indications as Petros’ product candidates, and patients who would otherwise be eligible for its clinical trials instead enroll in clinical trials of its competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

•	size and nature of the patient population;

•	severity of the condition under investigation;

•	patient eligibility criteria for the trial in question;

•	nature of the trial protocol;

•	Petros’ ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	perceived risks and benefits of the product candidate under study;

•	the occurrence of adverse events attributable to Petros’ product candidates;

•	efforts to facilitate timely enrollment in clinical trials;

•	the number and nature of competing products or product candidates and ongoing clinical trials of competing product candidates for the same indication;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	proximity and availability of clinical trial sites for prospective patients; and

•	continued enrollment of prospective patients by clinical trial sites.

If Petros experiences delays or difficulties in the enrollment of patients in clinical trials, its clinical trials may be delayed or terminated. Any delays in completing Petros’ clinical trials will increase its costs, delay or prevent its product candidate development and approval process and jeopardize Petros’ ability to commence product sales and generate additional revenue. Any of these occurrences may harm our business, financial condition and prospects significantly.

Petros relies on third parties to conduct, supervise, and monitor preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.

Petros may use third parties, CROs, study sites, and others to conduct, supervise, and monitor preclinical and clinical trials for product candidates. While Petros has agreements governing the activities of such third parties, it has limited influence and control over their actual performance and activities. Third-party service providers are not Petros’ employees, and except for remedies available under agreements with such third parties, Petros cannot control whether or not they devote sufficient time and resources to its development programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct studies in accordance with regulatory requirements or the study plans, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised, studies may need to be repeated, extended, delayed, or terminated, Petros may not be able to obtain, or may be delayed in obtaining, marketing approvals for product candidates, Petros may not be able to or may be delayed in commercializing product candidates, or Petros or the third party service providers may be subject to regulatory enforcement actions. As a result, results of operations and the commercial prospects for product candidates would be harmed, costs could increase and Petros’ ability to generate revenues could be delayed. Third-party service providers may also have relationships with other entities, including Petros competitors, for whom they may also be conducting development activities that could harm Petros’ competitive position.

Reliance on third parties for development activities will reduce Petros’ control over these activities. Nevertheless, Petros is responsible for ensuring that its studies are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards. Regulatory authorities enforce their requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. Any failure to comply with the applicable regulatory requirements, may subject Petros or its third party service providers to enforcement or other legal actions, the data generated in trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require the performance of additional studies.

Agreements with third parties conducting or otherwise assisting with studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of these relationships terminate, Petros may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, alternative arrangements could delay product development activities and adversely affect Petros’ business.

Petros’ relationships with prescribers, purchasers, third-party payers and patients are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, any violation of which could expose it to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Petros is subject to healthcare statutory and regulatory requirements and oversight by federal and state governments, as well as foreign governments in the jurisdictions in which it conducts its business. Physicians, other healthcare providers and third-party payers will play a primary role in the recommendation, prescription and use of any product candidates for which Petros has, or in the future obtains, marketing approval. Petros’ arrangements with such third parties are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain its business or financial arrangements and relationships through which it markets, sell and distributes any products for which it may obtain marketing approval, including potential exclusion from federal healthcare programs and debarment from federal government contracts. Restrictions under applicable domestic and foreign healthcare laws and regulations include the following:

•	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	U.S. federal false claims, false statements and civil monetary penalties laws, including the U.S. False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, including false statements regarding compliance with regulations material to payment by government programs for drugs and medical supplies, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; actions may be brought by the government or a whistleblower and may include an assertion that a claim for payment by federal healthcare programs for items and services which results from a violation of the federal Anti-Kickback Statue constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the U.S. federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) that imposes liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	analogous state and foreign laws and regulations relating to healthcare fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers;

•	the U.S. federal physician payment transparency requirements under the Physician Payments Sunshine Act of 2010, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare or Medicaid, to report to the Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value, such as payments and transfers of value to physicians and teaching hospitals (and, beginning in 2021, for transfers of value to other healthcare providers), as well as the ownership and investment interests of physicians and their immediate family members;

•	analogous state and foreign laws that require companies to track, report and disclose to the government and/or the public information related to payments, gifts, and other transfers of value or remuneration to physicians and other healthcare providers, marketing activities or expenditures, or product pricing or transparency information, or that require companies to implement compliance programs that meet certain standards or to restrict or limit interactions between manufacturers and members of the healthcare industry;

•	the U.S. federal laws that require manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal healthcare programs;

•	HIPAA, which imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•	state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that Petros’ business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If governmental authorities conclude that Petros’ business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, then government enforcement actions are possible.

Petros’ marketing and advertising are regulated by the FDA, Federal Trade Commission and State and County Attorneys General, and it may face enforcement and litigation specifically related to the nature and sales channels of its products.

Petros may face product liability litigation and/or other litigation from certain regulatory agencies such as the FDA, Federal Trade Commission (the “FTC”), Attorney General, Better Business Bureau, among others owing to the manner that it markets and sells certain of its products such as through nationwide newspaper advertisements, direct mailing or other direct to consumer campaigns.

With respect to FTC matters, if the FTC has reason to believe the law is being violated (e.g. failure to possess adequate substantiation for product claims), it can initiate an enforcement action through a variety of judicial and administrative processes and remedies. Any action against us by the FTC could materially and adversely affect Petros’ ability to successfully market its products.

In addition, Petros’ marketing and advertising is regulated by regulations, administrative actions and legal proceeding of various state and county attorneys general across the United States. Any regulation, administrative actions or legal proceeding against Petros by any of these entities could materially and adversely affect its ability to successfully market its products.

Petros may be subject to potential product liability and other claims, creating risks and expense.

Petros is also exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. Petros cannot guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against Petros in excess of its insurance coverage could have a material adverse effect upon it and on its financial condition.

In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity and loss of revenues as a result of product liability claims. Product liability claims can also result in regulatory consequences, such as the withdrawal of clinical trial participants, termination of clinical trials or programs, governmental authority investigations and enforcement actions, product recalls and withdrawals of approval, as well as labeling revisions. Product liability is a significant commercial risk for Petros. Plaintiffs have received substantial damage awards in some jurisdictions against pharmaceutical companies based upon claims for injuries allegedly caused by the use of their products. In addition, in the age of social media, plaintiffs’ counsel now has a wide variety of tools to advertise their services and solicit new clients for litigation. Thus, any significant product liability litigation or mass tort in which Petros is a defendant may have a larger number of plaintiffs than such actions have seen historically because of the increasing use of widespread and media-varied advertising.

Government regulations that mandate price controls and limitations on patient access to its products or establish prices paid by government entities or programs for such products may impact Petros’ business, and future results could be adversely affected by changes in such regulations or policies.

Pharmaceutical product pricing is subject to enhanced government and public scrutiny and calls for reform. Some states have implemented, and other states are considering implementing, pharmaceutical price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices. If implemented, efforts by government officials or legislators to implement measures to regulate prices or payments for pharmaceutical products, including legislation on drug importation, could adversely affect Petros’ business, financial condition and results of operations.

Changes in laws could negatively impact Petros’ business.

Petros’ future results could be adversely affected by changes in interpretations of existing laws and regulations, or changes in laws and regulations, including, among others, changes in taxation requirements, competition laws, privacy laws and environmental laws in the United States and other countries.

Risks Related to Petros’ Intellectual Property

If Petros fails to protect its intellectual property rights, its ability to pursue the development of its products would be negatively affected.

Petros’ long-term success largely depends on its ability to market technologically competitive products. Petros relies and expects to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect its intellectual property and proprietary rights. If Petros fails to obtain and maintain adequate intellectual property protection, it may not be able to prevent third parties from launching generic or biosimilar versions of its branded products using its proprietary technologies or from marketing products that are very similar or identical to those of Petros. In addition, the patents Petros has licensed may not contain claims sufficiently broad to protect it against third parties with similar technologies or products or provide Petros with any competitive advantage, including exclusivity in a particular product area. Petros may be subject to challenges by third parties regarding its intellectual property, including, among others, claims regarding validity, enforceability, scope and effective term.

Petros’ ability to enforce its patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights, and the extent to which certain sovereigns may seek to engage in policies or practices that may weaken its intellectual property framework (e.g., a policy of routine compulsory licensing (or threat of compulsory licensing) of pharmaceutical intellectual property). Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. As such, Petros may have difficulty protecting its proprietary rights in these foreign countries.

In addition to patents, Petros relies on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions and security measures to protect its confidential and proprietary information. These measures do not guarantee protection of its trade secrets or other proprietary information. There is risk that third parties could use Petros’ technology and it could lose any competitive advantage it may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to Petros’ trade secrets, which could impair any competitive advantage it may have.

Petros may be involved in lawsuits to protect or enforce its patents, which could be expensive and time consuming.

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. Petros may become subject to infringement claims or litigation arising out of patents and pending applications of its competitors or additional interference proceedings declared by the United States Patent and Trade Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, United States Patent and Trade Office proceedings and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce Petros’ licensed patents, to protect its trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which Petros may become a party could subject it to significant liabilities, require it to obtain licenses from third parties or restrict or prevent it from selling its products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe Petros’ licensed patents and Petros may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of Petros’ size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent Petros has licensed is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that Petros’ patents do not cover the other party’s technology. An adverse determination of any litigation or defense proceedings could put one or more of Petros’ patents at risk of being invalidated or interpreted narrowly.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or interference proceedings, there is a risk that some of Petros’ confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments.

If Petros infringes the rights of third parties, it could be prevented from selling products and forced to pay damages and defend against litigation.

If Petros’ products, methods, processes and other technologies infringe the proprietary rights of other parties, it could incur substantial costs and may have to: obtain licenses, which may not be available on commercially reasonable terms, if at all; abandon an infringing product candidate; redesign its products or processes to avoid infringement; stop using the subject matter claimed in the patents held by others; pay damages; and/or defend litigation or administrative proceedings which may be costly whether Petros wins or loses, and which could result in a substantial diversion of its financial and management resources.

Petros may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

Petros may employ individuals who were previously employed at other biotechnology or pharmaceutical companies. It may be subject to claims that it or its employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. Petros may also be subject to claims that former employers or other third parties have an ownership interest in its patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if Petros does not prevail, it could be required to pay substantial damages and could lose rights to important intellectual property. Even if Petros is successful, litigation could result in substantial cost and be a distraction to its management and other employees.

Changes in trends in the pharmaceutical and medical device industries, including changes to market conditions, could adversely affect Petros’ operating results.

The pharmaceutical and medical device industries generally, and drug discovery and development companies more specifically, are subject to increasingly rapid technological changes. Petros’ competitors might develop technologies or products that are more effective or commercially attractive than Petros’ current or future technologies, or that render its technologies or products less competitive or obsolete. If competitors introduce superior technologies or products and Petros cannot make enhancements to its technologies or products to remain competitive, its competitive position and, in turn, its business, revenue and financial condition, may be materially and adversely affected.

Risks Related to Petros’ Strategic Transactions

Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

Petros has made, and in the future may continue to make, strategic acquisitions including licenses of third-party products. However, it may not be able to identify suitable acquisition and licensing opportunities. It may pay for acquisitions and licenses with equity or with convertible securities. In addition, acquisitions or licenses may expose Petros to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations and financial reporting and accounting control systems into our business;

•	increased indebtedness and contingent purchase price obligations associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.

In addition, acquired companies may have liabilities or risks that we fail, or are unable, to discover in the course of performing due diligence investigations. Petros cannot guarantee that the indemnification granted to it by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties that are assumed upon consummation of an acquisition. Petros may learn additional information about acquired businesses that materially adversely affect it, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on its business.

Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect Petros’ results of operations, cash flows and liquidity. Borrowings or issuance of convertible securities associated with any acquisitions may also result in higher levels of indebtedness, which could impact its ability to service its debt within the scheduled repayment terms.

Other Risks Related to Petros’ Business and Operations

Petros has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of Petros’ financial reporting depends on the effectiveness of its internal controls over financial reporting.

Internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal controls over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in Petros’ disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose it to legal or regulatory proceedings.

In connection with the audit of its December 31, 2020 financial statements, Petros’ management identified the following deficiencies, which it considers to be “material weaknesses,” which, individually or in the aggregate, could reasonably result in a material misstatement in the Company’s financial statements:

•	Petros currently has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices. This restricts the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including timely and adequate review of schedules and analysis used in the financial close process and the documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. The company should evaluate their significant processes to ensure the key controls are being carried out as designed;

•	The size of Petros’ accounting and IT department makes it impracticable to achieve an appropriate segregation of duties;

•	Petros does not have appropriate IT access related controls specifically:

o	Elevated privileges such as administrator access to financial systems are not always assigned to individuals who do not bear responsibility for performing financial reporting or posting financial transaction (for example IT personnel).

o	There are no limited number of password attempts before account lockout.

o	There is no maximum length of days a password can be in use.

The Company should implement mitigating controls that would prevent or detect (in a timely manner) unauthorized transactions that might result.

Petros’ remediation efforts are ongoing and it will continue its initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening the internal control environment will require a substantial effort throughout 2021 and beyond, as necessary, and Petros will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Petros cannot guarantee that it will be successful in remediating the material weaknesses it identified or that its internal control over financial reporting, as modified, will enable it to identify or avoid material weaknesses in the future.

Petros cannot guarantee that its management will be successful in identifying and retaining appropriate personnel; that newly engaged staff or outside consultants will be successful in identifying material weaknesses in the future; or that appropriate personnel will be identified and retained prior to these deficiencies resulting in material and adverse effects on Petros’ business.

Petros’ consolidated balance sheet contains significant amounts of intangible assets.

Petros’ other intangible assets, including developed technology rights and brands, face risks for impairment and charges related to such assets may be significant as well. In the year ended December 31, 2019, Petros incurred a goodwill impairment loss of $2,443,930 and no longer has a goodwill balance.

The impact of the COVID-19 outbreak on Petros’ operations, and the operations of its partners, suppliers and logistics providers, could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

Petros’ business could be adversely impacted by the effects of the coronavirus or other epidemics. In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 pandemic, which continues to rapidly evolve, “shelter in place” orders and other public health guidance measures have been implemented across much of the United States, Europe and Asia, including in the locations of the Company’s offices, key vendors and partners. The pandemic has significantly impacted the economic conditions in the U.S. and globally as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy. At this time, the future trajectory of the COVID-19 outbreak remains uncertain, both in the United States U.S. and in other markets. While the Company anticipates that the currently available vaccines will be widely distributed in the future, the timing and efficacy of such vaccines are uncertain. Although the Company cannot reasonably estimate the length or severity of the impact that the COVID-19 outbreak pandemic will have on its financial results, the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021.

Additionally, Petros expects that COVID-19 will continue to adversely impact the status and progress of our development programs, including any clinical and preclinical trials for H100™ or any other product candidates. Delays or other difficulties in completing clinical and preclinical trials could result in a longer period of time to obtain product regulatory approval, to commercialize our products, if approved, and realize any resulting revenue in the future.

The COVID-19 pandemic and the government and public health response continues to rapidly evolve. In light of the COVID-19 outbreak, the FDA has issued a number of new guidance documents. Additionally, in March 2020, the US Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which, for certain critical drugs, includes strengthened provisions regarding required FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing.

Petros is actively assessing and responding where possible to the potential impact of the COVID-19 outbreak. The extent to which the COVID-19 impacts its business, including its operations, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. The continued spread of the coronavirus globally could materially and adversely impact Petros’ business including without limitation, supply chain and manufacturing matters, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry advisers and personnel, and other factors that will depend on future developments beyond its control, which may have a material and adverse effect on its business, financial condition and results of operations.

JCP III SM AIV, L.P. maintains the ability to significantly influence all matters submitted to Petros’ stockholders for approval.

JCP III SM AIV, L.P. and its affiliates, in the aggregate, own approximately 34.8% of the Petros Common Stock. As a result, if these stockholders were to choose to act together, they could be able to significantly influence all matters submitted to Petros’ stockholders for approval, as well as Petros’ management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors or the approval of any merger, consolidation or sale of all or substantially all of Petros’ assets. This concentration of voting power could delay or prevent an acquisition of Petros on terms that other stockholders may desire.

Our bylaws include a forum selection clause, which may impact your ability to bring actions against us.

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters. These limitations on the forum in which stockholders may initiate action against us could create costs, inconvenience or otherwise adversely affect your ability to seek legal redress.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, a court may decline to enforce these exclusive forum provisions with respect to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction, and our stockholders may not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in New York, New York. We lease approximately 5,600 square feet of office space in Manalapan, New Jersey. The Company is in the process of ending its lease in Manalapan through either a re-let or sublease to a new tenant. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 15 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Form 10-K is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Our common shares are listed for trading on The Nasdaq Stock Market (“Nasdaq”) under the ticker symbol “PTPI.” As of March 20, 2021, there were approximately 205 holders of record of our common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid any cash dividends on our common stock and our current credit facility restricts our ability to declare or pay cash dividends or distributions. We currently anticipate that we will retain future earnings to fund development and growth of our business, and we do not anticipate paying cash dividends in the foreseeable future. The decision to pay dividends is at the discretion of our board of directors and depends upon our ability to obtain a waiver of the restriction on paying dividends contained in our credit facility, and on our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in this Annual Report on Form 10-K. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Annual Report on Form 10-K.

Overview

Petros is a pharmaceutical company focused on men’s health therapeutics, consisting of wholly owned subsidiaries, Metuchen Pharmaceuticals, LLC (“Metuchen”), TIMM Medical, Inc. (“TIMM Medical”), and Pos-T-Vac, LLC (“PTV”). On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and development of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. Stendra® is a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”) and is the only patent protected PDE-5 inhibitor on the market. Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing).

Metuchen was founded by Joseph J. Krivulka, an experienced pharmaceutical executive who held several key leadership positions at leading pharmaceutical companies such as Mylan Laboratories Inc. and its subsidiary Bertek Inc., and was also the co-founder of Reliant Pharmaceuticals, which was sold to GlaxoSmithKline in 2007 for $1.65 billion. During the period from Metuchen’s inception in 2016 through 2018, the founder decided to outsource the sales and marketing function to an affiliated contractor. The level of performance expected from this affiliated contractor was not realized. In 2018, the founder passed away which caused significant disruption to the business. In 2019, Metuchen terminated this affiliate contractor and established its own internal sales, marketing, and trade distribution functions for Stendra®. Also in 2019, Metuchen deployed a specialized key account sales model augmented by a national non-personal promotion campaign reaching nearly 30,000 healthcare professionals. Metuchen also enhanced its digital campaigns designed to create awareness among patients and its partners. Additionally, Metuchen engaged in a wide array of specialty medical conferences including presentations at educational product theaters and launched a national savings coupon for enhanced product access. Metuchen believes that these activities have established a framework for growth into 2021 and beyond. Following a year of internal management of marketing, sales and trade distribution functions, we believe the Company is well-positioned for a strong, multi-channel sales and marketing campaign in 2021 and beyond.

In addition to ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, Petros acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity.

Impact of COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 pandemic, which continues to rapidly evolve, “shelter in place” orders and other public health guidance measures were implemented across much of the United States, Europe and Asia, including in the locations of the Company’s offices, key vendors and partners. The pandemic has significantly impacted the economic conditions in the U.S. and globally as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy. At this time, the future trajectory of the COVID-19 outbreak remains uncertain, both in the United States and in other markets. While the Company anticipates that the currently available vaccines will be widely distributed in the future, the timing and efficacy of such vaccines are uncertain. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 outbreak will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians have prevented in-person visits by sales representatives to physicians’ offices. The Company has taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continues to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. The Company anticipates rehiring and/or assigning representatives to cover sales territories as states reopen and physician access resumes new normal levels. In response to the spread of SARS-CoV-2 and COVID-19, in March 2020, the Company closed its administrative offices and as of December 31, 2020, they remain closed, with the Company’s employees continuing their work outside of the Company’s offices. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed.

Nature of Operations and Basis of Presentation

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (the “Original Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”). On July 23, 2020, the parties to the Merger Agreement entered into the First Amendment to the Agreement and Plan of Merger and Reorganization (the “First Merger Agreement Amendment”) and on September 30, 2020, the parties to the Original Merger Agreement entered into the Second Amendment to the Agreement and Plan of Merger and Reorganization (the “Second Merger Agreement Amendment” and, together with the Original Merger Agreement and the First Merger Agreement Amendment, the “Merger Agreement”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020.

On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.), a Delaware corporation (“Synaptogenix”), a wholly-owned subsidiary of Neurotrope and (ii) holders of record of Neurotrope common stock, par value $0.0001 per share, Neurotrope preferred stock, par value $0.001 per share and certain warrants as of November 30, 2020 received a pro rata distribution of common stock of Synaptogenix, resulting in a separate, independent publicly traded company.

The Mergers were accounted for as a reverse recapitalization in accordance with U.S. GAAP. Metuchen was determined to be the accounting acquirer based on an analysis of the criteria outlined in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) No. 805, Business Combinations (“ASC 805”), and the facts and circumstances specific to the Mergers, including: (1) Metuchen Securityholders owned approximately 51.0% of Neurotrope and Metuchen at closing of the equity securities of the combined company immediately following the closing of the transaction; (2) a majority of the board of directors of the combined company are composed of directors designated by Metuchen under the terms of the Mergers; and (3) a majority of the existing members of Metuchen’s management are the management of the combined company. The net assets of Metuchen are stated at historical costs in the Company’s Consolidated Financial Statements, with no goodwill or intangible assets recorded. Accordingly, the historical financial statements of Metuchen through November 30, 2020 became the Company’s historical financial statements, including the comparative prior periods. These Consolidated Financial Statements include the results of Petros from December 1, 2020, the date the reverse recapitalization was consummated.

The Company manages its operations through two segments. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male ED. The Prescription Medications segment consists primarily of Stendra®, which is sold generally in the United States. Expenses related to the development of H100™, which is in the early stages of development and has not yet sought FDA approval to begin Phase 1 clinical trials, will be within the Prescription Medications segment. The Medical Devices segment consists primarily of vacuum erection devices, which are sold domestically and internationally.

Licensing and Distribution

The Company acquired the rights to Stendra® avanafil on September 30, 2016 when it entered into the License Agreement with Vivus to purchase and receive the license for the commercialization and exploitation of Stendra® avanafil for a one-time fee of $70 million. The License Agreement gives the Company the exclusive right to sell avanafil in the U.S. and its territories, as well as Canada, South America, and India. In December 2000, Vivus originally was granted the license from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the FDA in April 2012 to treat male ED.

The Company will pay MTPC a royalty of 5% on the first $500 million of net sales and 6% of net sales thereafter until the expiration of the applicable patent in a particular country. The last scheduled patent expiration is in April 2025. In consideration for the trademark assignment and the use of the trademarks associated with Stendra® and the Vivus technology, the Company shall (a) during the first, second, and third years following the expiration of the royalty period in a particular country in the Company’s territory, pay to Vivus a royalty equal to 2% of the net sales of Stendra® in such territory; and (b) following the fourth and fifth years following the end of the royalty period in such territory, pay to Vivus a royalty equal to 1% of the net sales of Stendra® in such territory. After the royalty period, no further royalties shall be owed with respect to net sales of Stendra® in such territory. In addition, the Company will be responsible for a pro-rata portion of a one-time $6 million milestone payment to be paid once $250 million in sales has been reached on the separate revenue stream of Stendra® during any calendar year.

In connection with the License Agreement, the Company and Vivus also entered into the Vivus Supply Agreement on the effective date of the License Agreement. As part of the License Agreement, the Company also acquired Vivus’ Stendra® avanafil product and sample inventories as of September 30, 2016, for an additional $0.8 million. The Vivus Supply Agreement provides that Vivus will test, supply and provide the product to the Company or its designee, directly or through one or more third parties until September 30, 2021. During the term of the Vivus Supply Agreement, the Company is required to purchase minimum annual quantities from Vivus. Vivus, in turn, procures the product from a third-party manufacturer.

In December of 2020, Vivus obtained approval of an in-court prepackaged plan of reorganization, under which IEH Biopharma LLC (“IEH”) obtained 100% ownership of Vivus (the “Prepackaged Plan”), and IEH assumed VIVUS’ contractual obligations under the Supply Agreement. The license agreement between MTPC and Vivus (“MTPC License”) contains certain termination rights that will allow MTPC to terminate the agreement if Vivus were to breach any of the terms of the MTPC License or become insolvent or bankrupt. In the event that MTPC terminates the MTPC License with Vivus because of any contractual breach the Company has step-in rights with MTPC, which would allow the Company to continue to sell Stendra®.

On March 27, 2018, the Company entered into a Sublicense Agreement with Acerus Pharmaceuticals Corporation (“Acerus”) whereby the Company granted to Acerus an exclusive sublicense in Canada for, among other things, the development and commercialization of Stendra® avanafil for a one-time fee of $100,000. The Company is entitled to receive an additional fee of $400,000 if Stendra® is approved by Canadian regulators, as well as commercial milestone payments and royalty fees of 12% of net sales. The agreement remains in effect. In August 2018, the Company entered into the Acerus Supply Agreement, pursuant to which Acerus will purchase the product from the Company so long as the Acerus Sublicense Agreement remains in effect.

In March 2020, we entered into the Hybrid License for the development and commercialization of H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and additional payments of $250,000, with additional annual milestone payments of $125,000, $150,000 and $200,000 on each of the first, second and third anniversaries of the entry into the Hybrid License and $250,000 annual payments due thereafter.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, intangibles, income taxes, litigation, and contingencies. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. While our significant accounting policies are more fully described in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” below in this Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors.

Revenue Recognition

The Company recognizes revenue when its performance obligations with its customers have been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide either its prescription medication or medical devices upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the prescription medication or medical device, which is typically upon delivery.

In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers either the prescription medication or medical device to when the customers pay for the product is typically less than one year. The Company records sales net of any variable consideration, including but not limited to discounts, rebates, returns, chargebacks, and distribution fees. The Company uses the expected value method when estimating its variable consideration, unless terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from sales are recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

The most significant sales deductions relate to contract rebates and coupon redemptions, and distribution service fees (“DSA fees”). Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions.

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return either the prescription medication or medical device and receive credit for product. The provision for returns is based upon the Company’s estimates for future returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Accounts receivable are recorded at the invoiced amount, net of chargebacks, distribution service fees, and cash discounts. Management determines each allowance based on historical experience along with the present knowledge of potentially uncollectible accounts.

Inventory

Inventories consist of finished goods held for sale and raw materials. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Inventories are adjusted for excess and obsolescence. Evaluation of excess inventory includes such factors as expiry date, inventory turnover, and management’s assessment of current product demand.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market.

Level 3 — Unobservable inputs which are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock. The Company estimated their fair value using Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

The impact on our results of COVID-19 and related changes in economic conditions, including changes to consumer spending resulting from the rapid rise in local and national unemployment rates, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of COVID-19 continue to evolve and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations as a company. The extent to which COVID-19 will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. COVID-19 could also increase the degree to which our results, including the results of our business segments, fluctuate in the future.

Years ended December 31, 2020 and December 31, 2019

The following table sets forth a summary of our statements of operations for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Net sales	$9,559,469	$15,577,166
Cost of sales	4,046,466	7,427,111
Gross profit	5,513,003	8,150,055

Operating expenses:
Selling, general and administrative	15,674,968	19,727,223
Research and development	459,636	-
Depreciation and amortization expense	6,660,438	5,291,107
Impairment loss	-	2,443,930
Total operating expenses	22,795,042	27,462,260

Loss from operations	(17,282,039)	(19,312,205)

Change in fair value of derivative liability	(1,680,000)	-
Interest expense, senior debt	(1,323,424)	(2,428,264)
Interest expense, related party term loans	(1,727,455)	(11,416,697)
Loss before income taxes	(22,012,918)	(33,157,166)

Income tax benefit	(1,426,993)	(645,866)

Net loss	$(20,585,925)	$(32,511,300)

Net Sales

Net sales for the year ended December 31, 2020 were $9,559,469, composed of $6,357,498 of net sales from Prescription Medicines and net sales of $3,201,971 from Medical Devices.

Net sales for the year ended December 31, 2019 were $15,577,166, composed of $11,110,660 of net sales from Prescription Medicines and net sales of $4,466,506 from Medical Devices.

For the year ended December 31, 2020, gross sales to customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 85% of total gross sales.

For the year ended December 31, 2019, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 86% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the one customer described above and resold through three main wholesalers, which collectively accounted for approximately 85% of Stendra® net sales for the year ended December 31, 2020. Individually, sales to the three main wholesalers either from the one customer described above or directly, accounted for 42%, 30%, and 28% of Stendra® net sales for the year ended December 31, 2020.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs”), PreBoost, VenoSeal, penile injections (Rx), and urinary tract infection tests. Timm Medical discontinued various co-promotion activities in 2019 and is currently selling only VEDs and VenoSeal. The VEDs represent almost 100% of sales.

Net sales were 6,017,697, or 39% lower during year ended December 31, 2020 than in the same period in 2019 consisting of a $4,753,162 decrease in the net sales of Stendra® and a $1,264,535 decrease in Medical Device Sales. The decrease in net sales in Stendra® was substantially due to lower wholesaler demand to reduce inventory held by wholesalers for the potential effects of COVID-19. The decrease in net sales for our Medical Devices segment was attributable to the discontinuation of co-promotion activities and lower sales of certain products.

Cost of Sales

Cost of sales for the year ended December 31, 2020 were $4,046,466, composed of $3,083,417 of cost of sales for our Prescription Medicines segment and $963,049 for our Medical Devices segment.

Cost of sales for the year ended December 31, 2019 were $7,427,111 composed of $6,057,977 of cost of sales for our Prescription Medicines segment and $1,369,134 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the year ended December 31, 2020 consisted of 57% inventory obsolescence reserves, 27% third-party product cost of sales, 10% royalty expenses, and 6% third-party logistics provider order fulfillment and shipping costs.

Cost of sales for the Medical Device segment for the year ended December 31, 2020 consisted of 71% raw materials, 22% production labor and 7% other cost of sales.

Cost of sales decreased by $3,380,645 or 46% during the year ended December 31, 2020 compared to the same period 2019. For the years ended December 31, 2020 and 2019, cost of sales as a percentage of net sales were 42% and 48%, respectively. The decrease in cost of sales as a percentage of net sales was a result of less write-offs for inventory obsolescence, decreased sales order fulfillment costs (on a per unit basis), and decreased shipping expenses by the Company’s third-party logistics provider during the year ended December 31, 2020 due to reduced sales volume.

Gross Profit

Gross profit for the year ended December 31, 2020 was $5,513,003 or 58%, composed of $3,274,081 of gross profit from Prescription Medicines and $2,238,922 from Medical Devices. Gross profit for the year ended December 31, 2019 was $8,150,055 or 52%, composed of $5,052,683 of gross profit from Prescription Medicines and $3,097,372 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2020 were $15,674,968, composed of $8,784,716 of selling, general and administrative expenses of our Prescription Medicines segment, $2,024,448 of selling, general and administrative expenses of our Medical Devices segment and $4,865,804 of general corporate expenses.

Selling, general and administrative expenses for the year ended December 31, 2019 were $19,727,223, composed of $13,873,200 of selling, general and administrative expenses of our Prescription Medicines segment, $2,735,390 of selling, general and administrative expenses of our Medical Devices segment and $3,118,633 of general corporate expenses.

Selling, general and administrative expenses for both segments include selling, marketing and regulatory expenses. Unallocated general corporate expenses include costs that were not specific to a particular segment but are general to the group, including expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

Selling, general and administrative expenses decreased by $4,052,255 or 21% during the year ended December 31, 2020 compared to the same period of 2019. Decreased selling, general and administrative expenses were primarily driven by lower payroll expenses and direct marketing expenses as management sought to reduce expenses due to COVID-19; partially offset by increased accounting and legal fees associated with the Merger and a settlement of a prior year third-party liability of approximately $1.3 million no longer determined to be required.

Research and development

Research and development expenses for the year ended December 31, 2020 were $459,636, in our Prescription Medicines segment.

Research and development expenses for Prescription Medicines segment are composed of $66,895 for consulting fees, $100,000 for upfront licensing fees, $250,000 for licensing fee extension payments, and $42,741 for legal fees related to the H100™ license acquired in March 2020.

There were no research and development expenses for the year ended December 31, 2019.

Depreciation and amortization

Depreciation and amortization expenses for the year ended December 31, 2020 were $6,660,438, composed of $5,424,292 of depreciation and amortization expenses of our Prescription Medicines segment and $1,236,146 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the year ended December 31, 2019 were $5,291,107, composed of $4,145,833 of depreciation and amortization expenses of our Prescription Medicines segment and $1,145,274 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years. The increase in amortization expense was primarily driven by the accelerated method of amortization related to the Stendra® product.

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $1,680,000 represents the change in fair value of the derivative through December 31, 2020.

Interest expense, senior debt

Interest expense, senior debt for the year ended December 31, 2020 was $1,323,424 consisting of interest payments on our senior debt, with a weighted average balance of $9,574,020. Interest expense, senior debt for the year ended December 31, 2019 was $2,428,264, consisting of interest payments on our senior debt, with a weighted average balance of $15,514,168. The decrease of $1,104,840 or 45% was due to the pay down of $6.2 million of senior debt and decreased weighted average interest rate subsequent to December 31, 2019.

Interest expense, subordinated related party term loans

Interest expense, subordinated related party term loans for the year ended December 31, 2020 was $1,727,455, consisted of Paid-in-Kind (“PIK”) interest. As described under “Liquidity and Capital Resources — Debt — Subordinated Related Party Term Loans” below, the subordinated related party term loans were extinguished in an exchange transaction on September 16, 2019. During 2020, the Company borrowed additional subordinated related party term loans in aggregate principal amount of $15.5 million. The subordinated related party term loans were converted into shares of the Company’s common stock with the consummation of the Mergers on December 1, 2020. Accordingly, the principal balance of the subordinated related party term loans and accrued PIK interest was $0 as of December 31, 2020.

Income tax benefit

Income tax benefit for the year ended December 31, 2020 was $1,426,993 compared to income tax benefit of $645,866 for the year ended December 31, 2019. The income tax benefit is primarily attributed to the operations of the Medical Device segment, specifically Timm, which is now included in the Company’s consolidated group. The consolidated group is in a valuation allowance position, as such, the legacy deferred tax liabilities recorded at Timm have been a source of taxable income which reduced the overall valuation allowance as of December 31, 2020.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $17,139,694 at December 31, 2020, compared to $2,145,812 at December 31, 2019.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2020, we had cash and cash equivalents of $17.1 million, negative working capital of approximately $16.0 million, including debt of $7.2 million maturing in 2021, and sustained cumulative losses attributable to common stockholders of $61.7 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, negotiating an extension of our debt arrangement and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. While we are optimistic that we will be successful in our efforts to achieve our plans, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., through May 17, 2022.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from the Mergers, revenues from product sales, private sales of equity securities and proceeds received from the issuance of convertible debt, as described below.

We rely on McKesson to distribute our products to our customers. On March 27, 2020, the Company received notice of termination from McKesson. Such notice was withdrawn on April 3, 2020, following the Company’s payment of $1,915,144. As of December 31, 2020, we had $6,119,834 in Gross Accounts Receivable due from McKesson, partially offset by $1,178,521 in accrued chargebacks, cash discounts and distribution service fees. Net amounts McKesson owed to the Company was $4,941,313 as of December 31, 2020.

Our principal expenditures include payment for inventory of Stendra® from our key supplier, Vivus, including purchases of inventory accrued in current periods, but for which payment is due in future periods. We have significant unpaid balances owed to Vivus and are currently in discussions with Vivus with respect to amounts owed. We had an aggregate accrued unpaid balance owed to Vivus of $20,724,188 as of December 31, 2020. While the Company is in discussions with Vivus to convert a portion of the amounts owed into a subordinated note, though there can be no assurance that we will be successful in these discussions.

In March 2020, the Company acquired the exclusive license to H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and an additional payment of $250,000 and additional annual milestone payments of $125,000, $150,000 and $200,000 are due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales.

On September 24, 2020, the Company and Hybrid amended the license agreement for H100™ to extend the term of the license agreement for an additional six months to March 24, 2021. In consideration for the amendment, the Company paid Hybrid $50,000 in October 2020 and the Company paid Hybrid an additional $100,000 in December 2020.

The Company also expects to incur approximately $14 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval, including approximately $10 million for clinical trials and $4 million of other expenses.

We will require additional financing to further develop and market our products, fund operations, and otherwise implement our business strategy at amounts relatively consistent with the expenditure levels disclosed above. We are exploring additional ways to raise capital but we cannot assure you that we will be able to raise capital. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We expect to seek additional funds through a variety of sources, which may include additional public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

We are focused on expanding our service offering through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Debt

Senior Debt

On September 30, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), for a $35 million term loan with a stated interest rate of the greater of either (i) Prime (as defined in the Loan Agreement) plus 7.25% or (ii) 10.75%. The Loan Agreement includes an additional Payable-In-Kind (“PIK”) interest that increases the outstanding principal on a monthly basis at an annual rate of 1.35% and a $787,500 end of term charge. We refer to the amounts available under the credit facility with Hercules as Senior Debt.

On November 22, 2017, the Company entered into Amendment Number 1 to the Loan Agreement (the “First Amendment”). A covenant was added, in which the Company must achieve a certain minimum EBITDA, as defined in the First Amendment, target for the trailing twelve-month period, ending June 30, 2018. The end of term charge was increased from $787,500 to $1,068,750. The minimum EBITDA for each of the trailing six months and the fixed charge coverage ratio were reduced from 1:1 to 0.9:1. The Company was also required to prepay $10,000,000 in principal.

Monthly principal payments, including interest, commenced November 1, 2018 with the outstanding balance under the Loan Agreement, as amended, due in full on November 1, 2020. The end of term charge is being recognized as interest expense and accreted over the term of the Loan Agreement, as amended, using the effective interest method.

On August 13, 2019, the Company entered into a forbearance agreement with Hercules under which Hercules agreed to forbear exercising any remedies under the loan for events of default through the earlier of September 30, 2019 or the occurrence of an event of default under the Loan Agreement, as amended.

Effective April 13, 2020, the Company and Hercules amended the Loan Agreement, as previously amended, to extend the maturity date thereof to April 1, 2021, subject to further extension to December 1, 2021 if the Company raises at least $20 million through an equity or debt financing or other transaction. The amendment was subject to the Company’s receipt of at least $2 million of equity or debt financing prior to the effectiveness of the amendment. The amendment removed the minimum EBITDA and fixed charge coverage ratio covenants and replace them with a covenant to raise at least $3 million of equity or debt financing by April 30, 2020 and minimum cash covenants, the required levels of which are dependent upon the Company’s achievement of certain revenue, EBITDA and capital raising milestones. Each of the $2 million minimum financing requirement prior to closing of the amendment and the $3 million financing requirement prior to April 30, 2020 were satisfied through the issuance of the $3 million April 2020 Second Subordinated Promissory Note described in “— Subordinated Related Party Term Loans” below. All previously accrued PIK interest was added to accrued principal, and no further PIK interest will accrue. The cash interest would accrue at a rate of the greater of (i) the prime rate reported in the Wall Street Journal plus 11.50% minus 4.25% and (ii) 11.50%. The interest rate was 11.50% at December 31, 2020. The end of term charge of $1,068,750 will be partially extended with $534,375 due on October 1, 2020 and $534,375 due on February 1, 2021. The Company incurred a $50,000 amendment fee upon closing of the amendment.

Effective September 30, 2020, the Company and Hercules entered into the Third Amendment to Loan and Security Agreement (“Third Amendment”) to provide for interest only payments commencing on October 1, 2020 and continuing through December 22, 2020 unless the Company raises net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P., Hercules and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow certain funds in an aggregate amount equal to certain principal payments owed under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt now has a maturity date of December 1, 2021.

Subordinated Related Party Term Loans

On September 30, 2016, the Company executed a Subordination Agreement with Hercules, certain related parties, including JCP III SM AIV, L.P., an affiliate of Juggernaut Capital Partners III, L.P. (the “JCP Investor,” and together with the related parties “the Related Holders”), wherein the Related Holders agreed to subordinate outstanding indebtedness of the Company owed to the Related Holders (“Sub Debt”) to the indebtedness owed under the Loan Agreement. On November 22, 2017, the Company and the Related Holders entered into an Amended and Restated Subordination Agreement (the “Amended Agreement”). Under the terms of the Amended Agreement, the principal balance of the Sub Debt was increased to $30,579,496. The cash interest rate of the amended sub debt was 12%. Additional PIK interest was 8% payable on the maturity date.

On December 10, 2018, JCP III CI AIV, L.P., an affiliate of the JCP Investor, acquired from Krivulka Family LLC (“Krivulka”) all of Krivulka’s ownership interest in Metuchen Therapeutics, LLC (“MT”), a holding company that owned 55% of Metuchen, giving the JCP Investor a controlling interest in Metuchen (such transaction, the “JCP Acquisition”). As part of the acquisition accounting for the JCP Acquisition, the outstanding Sub Debt was determined to have a fair value that was less than its carrying value. The fair value of the subordinated related party term loans was $22,250,746 at December 10, 2018. A debt discount of $15,506,463 was recognized and was being amortized to interest expense over the term of the debt using the effective interest method.

On December 10, 2018, the Company signed a subordinated promissory note for an additional $4,750,000 of Sub Debt from the JCP Investor. The proceeds were used for the acquisition of the Medical Device Business. The principal, along with PIK interest at an annual rate of 25%, was due on April 2, 2021.

On September 16, 2019, the Company entered into an Exchange Agreement (“Exchange Agreement”) with JCP III SM AIV, L.P. and L. Mazur Associates, JV to exchange Preferred and Common Units for the Sub Debt. Upon consummation of the exchange, the Preferred and Common Units issued were for the full satisfaction and termination of the subordinated related party term loan.

Instrument	Amount
Common Units, at fair value (2,434,551.28 Units)	$29,117,232
Preferred Units, at fair value (1,373,820.51 Units)	17,500,000
Total fair value of Preferred and Common Units exchanged	46,617,232

Sub Debt principal balance	33,250,000
Add: PIK Interest	16,544,318
Less: Debt Discount	10,486,536
Total carrying value of Sub Debt exchanged	39,307,782

Excess of fair value of Preferred and Common Units exchanged over the carrying value of Sub Debt	$(7,309,450)

On January 31, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $3.0 million (the “First Subordinated Promissory Note”). The maturity date of the First Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On April 1, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $3.0 million (the “Second Subordinated Promissory Note”). The maturity date of the Second Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On April 22, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $4.0 million (the “Third Subordinated Promissory Note”). The maturity date of the Third Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On July 31, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $2.5 million (the “Fourth Subordinated Promissory Note”). The maturity date of the Fourth Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On August 31, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $1.5 million (the “Fifth Subordinated Promissory Note”). The maturity date of the Fifth Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On October 1, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $1.5 million (the “Sixth Subordinated Promissory Note,” and together with the First Subordinated Promissory Note, Second Subordinated Promissory Note, Third Subordinated Promissory Note, Fourth Subordinated Promissory Note, and Fifth Subordinated Promissory Note, the “Subordinated Promissory Notes”). The maturity date of the Sixth Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

In connection with the entry into the Merger Agreement on May 17, 2020, Juggernaut Capital Partners LLP, Neurotrope and Metuchen entered into a Note Conversion and Loan Repayment Agreement pursuant to which, Juggernaut Capital Partners LLP agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest of the Company held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock in connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated. Accordingly, the principal balance of the subordinated promissory notes and accrued PIK interest was $0 as of December 31, 2020.

Private Placement

On September 16, 2019, the Company consummated a Private Placement (“Private Placement”) with V4 Capital Partners, LLC (“Lead Investor”) and other accredited investors (collectively, the “Investors”). In connection with the Private Placement, the Company agreed to issue and sell up to $3.5 million of the Company’s preferred units. Each preferred unit had an offering price of $12.7382 per unit. The Company issued 245,933 preferred units related to the Private Placement and received aggregate net proceeds from the Private Placement of $2.7 million.

The preferred units maintained a 5% non-cumulative quarterly dividend, include one vote per unit on all matters to be voted upon by common unit holders and require a mandatory conversion upon the closing of a qualified public offering, with the conversion price being subject to adjustment if the price per share in the qualified public offering was less than $15.92275 per preferred unit. Subject to adjustment, each preferred unit could be converted into one common unit.

In connection with the Private Placement, the Lead Investor received warrants (“Lead Investor Warrants”) to purchase an aggregate of 615,838.50 shares of the Company’s preferred units at an exercise price of $0.01 per preferred unit. The Lead Investor Warrants had an expiration date of September 16, 2020. The Company allocated the proceeds of $250,000 received from the Lead Investor for the Preferred Units between the Lead Investor Warrants and the beneficial conversion feature for the embedded conversion option. Of the proceeds received, the relative fair value allocated to the Lead Investor Warrants was $223,500 and was recorded in additional paid-in capital. In September 2020, the Company and the Lead Investor warrant holders amended the warrants to purchase an aggregate of 2,055,114.66 shares of the Company’s preferred units at an exercise price of $0.01 per preferred unit. The amendment also extended the expiration date to December 16, 2020. In November 2020, the Lead Investor warrant holders exercised their right to purchase 2,055,114.66 of the Company’s preferred units and the Company received $20,551 in proceeds.

Also, in connection with the Private Placement, the placement agent received warrants (“Placement Agent Warrants”) to purchase an aggregate of 10,500 shares of the Company’s common stock at an exercise price of $12.7382 per share. The Placement Agent Warrants contained an expiration date of September 16, 2024 and were converted into shares of common stock of the Company upon consummation of the Mergers. As of the date of issuance, the fair value of the Placement Agent Warrants was estimated to be $135,800 and was recorded in additional paid-in capital. The Placement Agent Warrants did not meet the criteria for liability classification and will be classified within equity as they are indexed to the Company’s stock.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(15,305,325)	$2,532,479
Net cash used in investing activities	(4,633)	(71,540)
Net cash provided by (used in) financing activities	30,303,840	(3,109,252)
Net (decrease) increase in cash	$14,993,882	$(648,313)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $15,305,325, which primarily reflected our net loss of $20,585,925, partially offset by cash adjustments to reconcile net loss to net cash used in operating activities of $10,881,149 consisting primarily of depreciation and amortization, non-cash paid-in-kind interest, inventory obsolescence reserves, changes in the fair value of derivative liability, and changes in operating assets and liabilities of $5,600,549.

Net cash provided by operating activities for the year ended December 31, 2019 was $2,532,479, which primarily reflected our net loss of $32,511,300, more than offset by adjustments to reconcile net loss to net cash provided by operating activities of $21,949,812 consisting primarily of depreciation and amortization, non-cash paid-in-kind interest and amortization of deferred financing costs and debt discount, and changes in operating assets and liabilities of $13,093,967.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,633 and $71,540 for the years ended December 31, 2020 and 2019, respectively, related to the acquisition of fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $30,303,840 for the year ended December 31, 2020, consisting of net proceeds received from the Mergers in December 2020 of $21,549,375 and the issuance of subordinated related party term loans of $15,500,000, partially offset by payments on the senior debt of $6,181,711 and a payment for the senior debt end-of-term fee of $534,375.

Net cash used in financing activities was $3,109,252 for the year ended December 31, 2019, consisting of payments on the senior debt of $6,013,257, partially offset by proceeds received from the private placement offering of $2,904,005.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements included as Exhibit 99.1 to this Form 10-K. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that Adjusted EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business as Adjusted EBITDA may enhance investors’ ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization and to evaluate the Company’s ability to service debt. In addition, Adjusted EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA is a non-GAAP financial measure commonly used in the Company’s industry and should not be construed as an alternative to net income as an indicator of operating performance (as determined in accordance with GAAP). The Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Adjusted EBITDA is adjusted to exclude certain items that affect comparability. The adjustments are itemized in the tables below. You are encouraged to evaluate these adjustments and the reason the Company considers them appropriate for supplemental analysis. In evaluating adjustments, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of the adjustments set forth below. The presentation of these adjustments should not be construed as an inference that future results will be unaffected by unusual or recurring items.

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

•	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
•	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
•	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020	2019
Net loss	$(20,585,925)	$(32,511,300)
Interest expense, senior debt	1,323,424	2,428,264
Interest expense, related party term loans	1,727,455	11,416,697
Income tax expense (benefit)	(1,426,993)	(645,866)
Depreciation and amortization expense	6,660,438	5,291,107
EBITDA	(12,301,601)	(14,021,098)
Change in fair value of derivative liability	1,680,000	-
API Inventory reserves	830,679	1,174,428
Impairment loss	-	2,443,930
Adjusted EBITDA	(9,790,922)	(10,402,740)

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP.

Gross Sales

Gross sales is a non-GAAP financial measure utilized as a key performance metric by management and the Company’s Board of Directors in their financial and operational decision-making as well as for the preparation of the annual budget. The Company believes that Gross sales is useful to investors as a supplemental way to provide an alternative measure of the total demand for the products sold by the Company. Gross sales is a non-GAAP financial measure commonly used in the Company’s industry and should not be construed as an alternative to net sales as an indicator of operating performance (as determined in accordance with GAAP). The Company’s presentation of gross sales may not be comparable to similarly titled measures reported by other companies.

Gross sales is adjusted to exclude certain items that affect comparability. The adjustments are itemized in the tables below. You are encouraged to evaluate these adjustments and the reason the Company considers them appropriate for supplemental analysis. In evaluating adjustments, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of the adjustments set forth below. The presentation of these adjustments should not be construed as an inference that future results will be unaffected by unusual or recurring items.

The Company defines gross sales as the amount of its aggregate sales billed to customers at standard prices before the application of certain adjustments that reduce the net amount received from customers, including product returns, certain rebates and coupon redemptions, discounts and fees.

The following table presents a reconciliation of Net sales to Gross sales for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31
	2020	2019
Net Sales	$9,559,469	$15,577,166
Product Returns	1,177,473	8,726,460
Medicaid/Medicare Rebates	-	900
Contract Rebates	3,772,001	4,328,588
Chargebacks	1,378,742	161,730
Cash Discounts	274,592	442,378
Distribution Service Fees	1,887,334	3,035,272
Coupon Redemptions	2,690,357	2,189,756
Gross Sales	$20,739,968	$34,462,250

Gross sales has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended December 31, 2020, and December 31, 2019 are included beginning on Page F-1 immediately following the signature page to this Annual Report. See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of its assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2020, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles (“GAAP”) as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•	Petros currently has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices. This restricts the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including timely and adequate review of schedules and analysis used in the financial close process and the documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. The company should evaluate their significant processes to ensure the key controls are being carried out as designed;

•	The sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties;

•	Petros does not have appropriate IT access related controls, specifically:

o	Elevated privileges such as administrator access to financial systems are not always assigned to individuals who do not bear responsibility for performing financial reporting or posting financial transaction (e.g., IT personnel).

o	There are no limited number of password attempts before account lockout.

o	There is no maximum length of days a password can be in use.

The Company should implement mitigating controls that would prevent or detect (in a timely manner) unauthorized transactions that might result.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we effected certain measures including additional closing procedures, hiring of additional financial consultants, and other review and approval processes by our management team. The remediation efforts will include the implementation of additional controls to ensure all risks have been addressed. Preparation of a GAAP disclosure checklist with appropriate review procedures will ensure that accounting guidance and disclosure requirements have been addressed. Third party contracts with key service providers will be updated to ensure that all control activities performed are defined as to service levels and appropriate review procedures of these services are implemented. We will, as resources permit, hire additional personnel to allow for segregation of duties.

As a result of the material weaknesses discussed above or of others, we may experience negative impacts on our ability to accurately report our results of operation and financial condition in a timely manner. If we do identify a material weakness in our internal control over financial reporting and are unsuccessful in implementing or following a remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, if additional material weaknesses are found in our internal controls in the future, or if our external auditors cannot attest to the effectiveness of our internal control over financial review, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge.

The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have kept the same finance and internal controls function in place as at Petros. Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Board of Directors

The Petros Board of Directors (the “Board”) is currently composed of five members of the Board (each, a “Director”). Under the amended and restated Bylaws of the Company, the number of Directors will be fixed from time to time by resolution of the Board or the stockholders at an annual meeting of the stockholders, and Directors serve until the next annual election and their successors are duly elected and qualified, or upon their earlier resignation, removal or death.

Below is a list of the names, ages as of March 20, 2021 and position of the individuals who currently serve as our Directors or are Director nominees to be elected at the 2021 Annual Meeting.

Name	Age	Position
John D. Shulman	57	Executive Chairman of the Board
Joshua N. Silverman	50	Vice Chairman of the Board
Bruce T. Bernstein	56	Director
Gregory Bradley	60	Director
Wayne R. Walker	61	Director

Director Biographies

Information concerning our continuing Directors and Director nominees is set forth below. The biographical description of each continuing Director and Director nominee includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a Director.

John D. Shulman — Mr. Shulman joined Petros as Executive Chairman of the Board in 2020. Mr. Shulman founded Juggernaut Capital Partners, LLP in 2009 and leads its Investment Committee. He has over 25 years of experience with private investments, primarily into the consumer, pharmaceutical and business services sectors. Previously, Mr. Shulman was a Managing Director from 2001 to 2009 at Allied Capital Corporation, where he was a member of the Management and Investment Committees. He sits on the following Boards of Directors or Managers: Amerex Group, Ceuta Group, Foundation Consumer Healthcare, Integrated Beverage Group, Puori ApS and VOSS of Norway AS. Mr. Shulman received a B.S. in Finance from the University of Virginia. Mr. Shulman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Joshua N. Silverman — Mr. Silverman joined Petros as Vice Chairman of the Board in 2020. He is currently the Co-Founder and Managing Member of Parkfield Funding LLC, a member of the Board of Directors of Petros, and is a former Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”). Mr. Silverman served as Co-Chief Investment Officer of Iroquois from 2003 until July 2016. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. In the past five years, Mr. Silverman serves or has served on the boards of directors of Ayro Inc., Akers Bioscience, Inc., Marker Therapeutics, Inc., MGT Capital Investments Inc., National Holdings Corporation, Neurotrope, Inc., Protagenic Therapeutics, Inc., Synaptogenix, Inc. and TapImmune, Inc. Mr. Silverman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Bruce T. Bernstein — Mr. Bernstein joined Petros as a Director in 2020. Mr. Bernstein was a member of the Board of Neurotrope from 2016 to 2020 and is currently on the Board of Synaptogenix, Inc., the operating subsidiary of Neurotrope, which was spun off from Neurotrope in December 2020. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of XpresSpa Holdings, the leading airport spa company in the world, based in New York. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch). Mr. Bernstein’s banking, accounting and finance expertise enable him to contribute valuable insights into accounting and financial matters for the Company.

Gregory Bradley — Mr. Bradley joined Petros as a Director in 2020. Mr. Bradley is the President and CEO of Foundation Consumer Healthcare (“FCH”), which is a fast growing over the counter (“OTC”) consumer healthcare company with iconic brands including important emergency contraception solutions like Plan B One-Step and Take Action. Plan B and Take Action are the #1 and #2 selling OTC SKUs in the entire US market. Prior to creating FCH in 2014 in partnership with Juggernaut Capital Partners, Greg had 32 years of experience in the pharmaceutical and consumer packaged goods industries, including his role as Head of the US Operating Team for GlaxoSmithKline Consumer Healthcare until 2011, and CEO of Advantage Consumer Healthcare from 2011 - 2014. He has extensive experience including sales, marketing, supply chain and general management. Greg has helped create mega brands in the CPG industry in every facet of their development and commercial success. Greg is a magna cum laude graduate of Indiana University of Pennsylvania and serves on multiple industry boards and associations, including his current Executive Committee Board role with the Consumer Healthcare Products Association. Mr. Bradley’s operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Wayne R. Walker — Mr. Walker joined Petros as a Director in 2020. Mr. Walker is the president of Walker Nell Partners, Inc., an international business consulting firm which he founded in 2003 and has been its Managing Partner since 2004. In his role at Walker Nell, he has served on a number of private and public company boards. Mr. Walker has also been an Independent Director at Wrap Technologies, Inc. and the Pitcairn Company since 2018. Before founding Walker Nell, from 1984 to 1998, Mr. Walker worked at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. In addition, from 2001 to 2004, Mr. Walker was a partner at Parente Beard, now known as Baker Tilly and Cohn Reznick, LLP from 2015 to 2018. Additionally, from 1995 to 1998, Mr. Walker served as Chairman of the Board of Directors of Habitat for Humanity International, then a $400 million plus global non-profit housing organization spanning 60 countries. Prior to becoming Chairman of the Board of Directors, Mr. Walker held positions of corporate secretary and Chairman of the Executive and Human Resource Committees of the board at Habitat for Humanity International from 1992 to 1995. Mr. Walker holds a Doctor of Jurisprudence (JD) from Catholic University (Washington, D.C.) and a Bachelor of Arts from Loyola University (New Orleans). Mr. Walker’s accounting and operational expertise enable him to contribute valuable insights into operations and accounting for the Company.

Executive Officers

Below is a list of the names, ages as of March 20, 2021, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Fady Boctor, MBA	43	President and Chief Commercial Officer
Mitchell Arnold, MBA	57	Vice President of Finance and Chief Accounting Officer
Andrew Gesek, MBA	50	President, Timm Medical

Executive Officer Biographies

The principal occupation and business experience for at least the past five years for our executive officers is as follows:

Fady Boctor, M.B.A. — Mr. Boctor has served as President and Chief Commercial Officer of Petros since 2020. Mr. Boctor has over 20 years of experience in the pharmaceutical industry, across a wide array of functions including brand and portfolio marketing, sales channel optimization, product portfolio strategy development and new product launches. Mr. Boctor has driven significant revenue growth for mainstream men’s health product lines, rare/orphan disease therapeutics, and substance abuse rescue modalities. Mr. Boctor previously served as Vice President of Marketing at Metuchen Pharmaceuticals, a position he held since March 2019. From May 2017 to March 2019, Mr. Boctor served as Director of Marketing for Adapt Pharma, Inc. Prior to joining Adapt Pharma, Inc., Mr. Boctor held various roles at Endo International plc from Mar 2010 to May 2017, most recently holding the position of Senior Brand/Marketing Manager. Mr. Boctor holds a B.A. in International Relations from Hamline University, a Masters in Diplomacy from Norwich University and an M.B.A. from the University of Manchester Business School.

Mitchell Arnold, M.B.A. — Mitchell Arnold has served as the Vice President of Finance and Chief Accounting Officer of Petros since 2021. Mr. Arnold, age 57, has served as Vice President of Finance of the Company since 2019. Mr. Arnold brings to the Company over 30 years of experience in organizational leadership in finance and accounting roles at both public and private companies, where he was successful in improving financial performance, cash flows, accounting processes, SOX compliance and ERP systems. Prior to joining the Company, from 2011 to 2018, Mr. Arnold served as Vice President of Financial Accounting at Akrimax Pharmaceuticals, LLC where he provided strategic guidance of accounting and finance, treasury management, risk management and insurance, information technology and facilities management. Mr. Arnold holds a Master of Business Administration degree in Finance from Temple University and a Bachelor of Science degree in Accounting from Pennsylvania State University.

Andrew Gesek, M.B.A. — Mr. Gesek serves as the President of Timm Medical, a position he has held since January 2016. Mr. Gesek, age 50, brings over twenty years of diverse commercial and financial experience to the table. Prior to taking on the role at Timm Medical, Mr. Gesek served from October 2009 to December 2015 as Vice President, Commercial Operations and Business Strategy & General Manager, Established Brands Portfolio for Endo International plc, where he worked closely with the President of the Branded Pharmaceuticals business to set, measure and refine the strategy for the business unit while leading a team of 20 people who provided operational support to the business. From October 2009 to December 2015, Mr. Gesek held the position of Senior Director, Business Strategy & New Product Planning at Endo International plc. After starting his career in finance at Janssen Pharmaceutica, Mr. Gesek transitioned to pharmaceutical sales and over the course of twenty years has worked in areas including: Finance, Sales, Sales Operations, Forecasting, Valuation Commercial Analytics, Business Development and Corporate Strategy in companies including Janssen, Novartis International AG, Pharmacia & Upjohn, Wyeth, LLC, Pfizer Inc., and British Technology Group International. Mr. Gesek holds a B.S. in Accounting and Finance from Drexel University and an M.B.A. from the Wharton School of Business.

There is no arrangement or understanding between any of the directors or officers identified above and any other person pursuant to which he was selected as a director or officer. None of the directors or officers identified above is, or has been, a participant in any transaction involving the Company, and is not a participant in any proposed transaction with the Company, in each case, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our Directors and Director nominees has with Petros, either directly or indirectly. Based upon this review, our Board has determined that the following Directors and Director nominees are “independent directors” as defined by The Nasdaq Stock Market:

Joshua N. Silverman

Bruce T. Bernstein

Gregory Bradley

Wayne R. Walker

Board Committees

Our Board has established three committees, each of which is composed solely of independent directors:

•	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Silverman and Mr. Walker.
•	The Compensation Committee consists of Mr. Silverman, as Chairman, Mr. Bernstein and Mr. Walker.
•	The Nominating and Corporate Governance Committee consists of Mr. Walker, as Chairman, Mr. Bernstein and Mr. Bradley.

Each of the committees has a written charter adopted by the Board; a current copy of each such charter is available in the “Investors & Press” section on our website, http://www.petrospharma.com/investors.

Audit Committee

Our Audit Committee provides oversight of our accounting and financial reporting process, the audit of our financial statements and our internal control function. Among other matters, the Audit Committee is responsible for the following:

•	appointment, compensation, and oversight the independent auditor’s services to the Company;
•	reviewing the scope of the annual audit and non-audit services of the independent auditor and reviewing and discussing with management and the independent auditor the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports filed with the SEC;
•	evaluating the independence of the independent auditors;
•	evaluating and discussing with management the adequacy and effectiveness of the Company’s accounting and internal control policies and procedures;
•	reviewing our risk assessment and risk management processes; and
•	establishing procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters.

All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Mr. Bernstein is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication under the applicable rules and regulations of Nasdaq. All of the members of our Audit Committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq.

The Audit Committee was established on December 1, 2020 and held no meetings in 2020. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

Compensation Committee

The Compensation Committee, among other things, (i) oversees the Company’s compensation plans and practices with respect to the Company’s executive officers and directors, (ii) evaluates the performance of the executive officers of the Company, and (iii) administers the Company’s stock and incentive compensation plans and recommends changes in such plans to the Board as needed.

The Compensation Committee was established on December 1, 2020 and held no meetings in 2020. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in, among other things, (i) identifies individuals qualified to become members of the Board with the goal of ensuring that the Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds, (ii) recommends that the Board select director nominees for election to the Board at the next annual meeting of stockholders or to fill any vacancy that occurs on the Board or any Board Committee, (iii) reviews management development and succession plans for the executive officers and their direct reports, (iv) oversees the annual self-evaluations of the Board, (v) develops and maintains the Company’s corporate governance policies and practices, including identifying best practices, and (vi) reviews and reassesses the Nominating and Corporate Governance Committee charter.

The Nominating and Corporate Governance Committee has adopted a formal policy regarding stockholder recommendations of director nominees, available in the “Investors & Press” section on our website, http://www.petrospharma.com/investors. The Nominating and Corporate Governance Committee considers any timely submitted and qualified director candidates recommended by any security holder entitled to vote in an election of Directors. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee must do so by delivering a written recommendation to the Nominating and Corporation Governance Committee c/o Petros Pharmaceuticals, Inc., 1185 Avenue of the Americas, Third Floor, New York, New York 10036. The submission mush set forth: (1) the name and address of the stockholder on whose behalf the submission is made; (2) the number and class of shares of the Company that are owned beneficially by such stockholder as of the date of the submission; (3) the name and address of the proposed candidate; and (4) the resume of the proposed candidate.

Pursuant to our by-laws, nominations of persons for election to the Board at an annual meeting or at any special meeting of stockholders for the purpose of electing directors may be made by or at the direction of the Board, by any nominating committee or person appointed for such purpose by the Board, or by any stockholder of record entitled to vote for the election of directors at the meeting who complies with the following notice procedures. Such nominations, other than those made by, or at the direction of, or under the authority of the Board, shall be made pursuant to timely notice in writing to the Secretary of the Company by a stockholder of record at such time. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Company (a) in the case of an annual meeting, not less than 90 nor more than 120 days prior to the one-year anniversary of the date of the annual meeting of the previous year; provided, however, that if the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received no earlier than 120 days prior to such annual meeting and not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders for the purpose of electing directors, not earlier than 120 days prior to such special meeting and not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs. Such stockholder’s notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company, if any, which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act or other applicable law; and (b) as to the stockholder giving the notice (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Company which are beneficially owned by the stockholder. The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures, and the defective nomination will be disregarded.

The Nominating and Corporate Governance Committee was established on December 19, 2020 and held no meetings in 2020. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors (including our principal executive officer and principal financial officer and principle accounting officer). Our Code of Ethics is available to security holders in the “Investors & Press” section on our website, http://www.petrospharma.com/investors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Silverman, as Chairman, Mr. Bernstein and Mr. Walker. No member of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

Family Relationships

There are no family relationships among our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2020 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year, except for one non-timely Form 3 filed by co-filers Metuchen Therapeutics, LLC and METP Holdings, LLC and one non-timely Form 4 filed by co-filers Metuchen Therapeutics, LLC and METP Holdings, LLC reporting one transaction by each.

ITEM 11.	EXECUTIVE COMPENSATION

The Board is responsible for evaluating and approving the compensation of executive officers. The major elements of Petros’ compensation program include:

•	base salary;

•	cash bonus incentive opportunities tied to Petros’ performance and certain employment agreements;

•	retirement benefits through a qualified defined contribution scheme (such as a 401(k) plan in the United States); and

•	other benefit programs generally available to all U.S. and non-U.S. employees that are customary and appropriate for the country in which the employee is operating.

Petros’ compensation objectives.

	Description	Performance/ Job Considerations	Primary Objectives
Base Salary	Fixed cash amount.	Increases based upon individual performance against goals, objectives and job criteria such as executive qualifications, responsibilities, role criticality, potential and market value.	Recruit qualified executives or personnel. Retention of personnel.
Cash Incentive Opportunity	Short-term incentive, annual bonus opportunities.	Amount of actual payment based on achievement of corporate financial goals, key strategic and operating objectives.	Promote achievement of short-term financial goals and strategic and operating objectives.
Retirement and Welfare Benefits	401(k) plan, health and insurance benefits.	None, benefits offered to broad workforce.	Recruit qualified employees.

Petros provides base salary based on the executive officers’ individual responsibilities and performance. Petros offers bonus opportunities to certain executive officers and employees based primarily on company performance. See “Employment Agreements” below. Petros’ compensation decisions and salary adjustments are generally evaluated on a calendar year basis.

Summary Compensation Table

The following table shows compensation awarded to, paid to or earned by, Petros’ principal executive officer and principal accounting officer and Petros’ two other most highly compensated executive officers during the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Non-equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Fady Boctor	2020	275,725	125,000	-	67,125	467,850
President and Chief Commercial Officer	2019	208,333	50,000	-	81,412	339,745
Mitchell Arnold	2020	236,250	50,000	-	68,384	354,634
Vice President of Finance and Chief Accounting Officer
Andrew Gesek	2020	270,000	75,000	-	62,423	407,423
President, TIMM Medical	2019	300,000	-	234,688	70,250	604,937
Greg Ford (4)	2020	186,630	-	-	66,070	252,700
Chief Executive Officer	2019	367,744	-	-	82,655	450,399
Keith Lavan (5)	2020	316,856	50,000	-	95,602	462,458
Chief Financial Officer	2019	335,297	-	-	78,005	413,302

(1) Reflects a $50,000 signing bonus paid to Mr. Boctor upon being hired by the Company in 2019 and a $125,000 bonus paid to Mr. Boctor upon becoming the President and Chief Commercial Officer in 2020. See “Employment Agreements” below. Reflects a $50,000 bonus paid to Mr. Arnold in 2020. Reflects $75,000 bonus paid to Mr. Gesek for extending his term of employment in 2020. Reflects a $50,000 retention bonus paid to Mr. Lavan in 2020.

(2) Reflects performance-based cash bonuses awarded to Mr. Gesek pursuant to the terms of his employment agreement, including a $75,000 deferred signing bonus and a $159,688 bonus in connection with the sale of Timm Medical Technologies received in 2019. See “Employment Agreements” below.

(3) Amounts in this column reflect 401(k) contributions, insurance premiums (life, long term disability, short term disability, health and dental), and, for Mr. Ford, Mr. Lavan, and Mr. Arnold, car allowances, and, for Mr. Ford and Mr. Lavan, accrued vacation pay and represents for 2020: for Mr. Boctor, $14,233 for contributions under Metuchen’s 401(k) plan and $52,892 of insurance premiums; for Mr. Arnold, $14,064 for contributions under Metuchen’s 401(k) plan, $52,820 of insurance premiums, and $1,500 as a car allowance; and for Mr. Gesek, $9,531 for contributions under Metuchen’s 401(k) plan and $52,892 of insurance premiums; for Mr. Ford, $5,809 for contributions under Metuchen’s 401(k) plan, $52,853 of insurance premiums, $2,250 as a car allowance and $5,158 of accrued vacation pay; and for Mr. Lavan, $14,128 for contributions under Metuchen’s 401(k) plan, $52,892 of insurance premiums, $1,500 as a car allowance and $27,082 of accrued vacation pay. For 2019, this represents: for Mr. Ford, $16,800 for contributions under Metuchen’s 401(k) plan, $58,355 of insurance premiums, and $7,500 as a car allowance; for Mr. Gesek, $11,200 for contributions under Metuchen’s 401(k) plan, $59,050 of insurance premiums; for Mr. Lavan, $14,250 for contributions under Metuchen’s 401(k) plan, $58,755 of insurance premiums, and $5,000 as a car allowance; and for Mr. Boctor, $15,500 for contributions under Metuchen’s 401(k) plan, $58,912 of insurance premiums, and a $7,000 as a car allowance.

(4) Mr. Ford served as Chief Executive Officer until July 14, 2020.

(5) Mr. Lavan served as Chief Financial Officer until December 24, 2020.

Employment Agreements

Fady Boctor

On January 24, 2019, the Company provided an offer letter to Mr. Boctor. The offer letter provided for Mr. Boctor’s at-will employment and set forth his initial base salary as $250,000 per annum ($208,333 was paid pro-rata based on his start date of March 1, 2019), a signing bonus of $50,000, eligibility for an annual bonus with a target of 36% of his base salary and additional incentive bonuses, and eligibility to participate in the Company’s benefit plans generally. Mr. Boctor is subject to the Company’s standard confidentiality, non-competition and invention assignment agreement.

On December 11, 2020 and in connection with the commencement of Mr. Fady Boctor’s employment as the President and Chief Commercial Officer of Petros, the Company and Mr. Boctor entered into a Bonus Agreement (the “Bonus Agreement”), pursuant to which Petros agreed to award Mr. Boctor a bonus in the amount of $125,000 payable on December 15, 2020. The Bonus Agreement provides that in the event that Mr. Boctor is not employed by Petros on June 11, 2022, he shall be obligated to repay such amount to Petros, unless his employment was terminated by Petros without “Cause” or by Mr. Boctor for “Good Reason” as such terms are defined in the Bonus Agreement.

Effective as of February 19, 2021, the Company entered into an employment offer letter (the “Employment Offer Letter”) with Mr. Boctor, pursuant to which, Mr. Boctor will serve in an “at-will” capacity, at an initial base salary of $350,000 per annum. Mr. Boctor received a signing bonus in the amount of $250,000 (the “Signing Bonus”), payable in two equal installments of $125,000 each, the first of which was paid to Mr. Boctor in December 2020, and the second will be paid to Mr. Boctor as soon as practicable following May 1, 2021, provided that Mr. Boctor remains employed with the Company on such date. The Employment Offer Letter provides that in the event that Mr. Boctor does not remain employed by Petros on May 1, 2022, he shall be obligated to repay to Petros the Signing Bonus, unless his employment was terminated by Petros without “Cause” or by Mr. Boctor for “Good Reason” as such terms are defined in the Employment Offer Letter. Additionally, commencing in calendar year 2021, Mr. Boctor will be eligible to earn an annual cash bonus (the “Annual Bonus”) in respect of each calendar year that ends during the term of his employment, to be earned based on the achievement of performance objectives determined in the discretion of the Compensation Committee. Each Annual Bonus will be targeted at 100% of Mr. Boctor’s then-base salary. Mr. Boctor will be entitled to participate in all employee benefit plans, policies, programs or privileges made available to similarly situated employees of Petros. The Employment Offer Letter contains customary restrictive covenants and confidentiality obligations and provides that Mr. Boctor will be subject to non-competition and non-solicitation covenants during the term of his employment with Petros and for a period of one-year following Mr. Boctor’s separation from the Company under any circumstances.

In consideration of entering into the Employment Offer Letter, Mr. Boctor was granted an option to purchase up to 215,669 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $3.74 per share (the “Options”). The Options vested 50% as of February 19, 2021, the date of grant, and the remainder shall vest in equal installments on the first and second anniversary thereof.

Andrew Gesek

On December 10, 2018, the Company entered into an employment agreement with Mr. Gesek, pursuant to which Mr. Gesek served as the Company’s Chief Operating Officer. Under his employment agreement, Mr. Gesek is entitled to an initial annual base salary of $300,000. Additionally, Mr. Gesek was eligible to receive a deferred cash signing bonus of $75,000 on January 15, 2019, an annual performance bonus with a target of up to 35% of his then-current base salary, contingent upon satisfaction of corporate performance goals, a retention bonus of $100,000 contingent upon satisfaction of corporate performance goals and Mr. Gesek’s continued employment with the Company as of the twelve (12) month anniversary of his start date, and an extension bonus of up to $75,000 payable in monthly installments between January and June 2020, contingent upon Mr. Gesek’s continued employment through June 30, 2020. The agreement also provided Mr. Gesek with the opportunity to earn ten percent (10%) of the net proceeds in excess of six million dollars ($6,000,000) of any sale of all or substantially all of Timm Medical Technologies or Pos-T-Vac, LLC or their constituent businesses, and to receive twenty percent (20%) of the gross profits (less direct expenses) of sales for the first twelve (12) months under a contract with the U.S. Department of Veterans Affairs, if he was able to secure such a contract in the first eighteen (18) months of the term of the employment agreement (the “VA Payment”).

Pursuant to Mr. Gesek’s employment agreement, upon termination of his employment without cause or his resignation for good reason (each as defined therein), Mr. Gesek will be entitled to receive (i) his salary, accrued vacation and PTO through the termination date, and (ii) the VA Payment, if he has submitted a bid prior to termination and a contract is entered into within six (6) months of his termination.

Accounting and Tax Considerations

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that a public company may deduct as a business expense in any year with respect to such company’s chief executive officer, certain other named executive officers, and all “covered employees” as defined by Section 162(m). This deduction limitation did not previously apply to Metuchen as a private company.

The Company’s Compensation Committee intends to maximize deductibility of compensation under Section 162(m) to the extent practicable while maintaining a competitive, performance-based compensation program. However, the Company’s compensation committee reserves the right to award compensation which it deems to be in the Company’s best interest and in the best interest of its stockholders, but which may not be fully tax deductible under Code Section 162(m).

Employment Benefits Plans

Petros 401(k) Plan

Petros has a defined contribution retirement plan in which all employees are eligible to participate. This plan is intended to qualify under Section 401(k) of the Code so that contributions by employees and by Petros to the plan and income earned on plan contributions are not taxable to employees until withdrawn or distributed from the plan, and so that contributions, including employee salary deferral contributions, will be deductible by Petros when made. Petros currently provides contributions under this plan of up to six percent (6%) of an employee’s compensation, subject to statutory limits.

Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions and Metuchen may make contributions up to six percent (6%) of the participant’s compensation, subject to certain statutory limits.

Petros also contributes to medical, disability and other standard insurance plans for its employees.

Director Compensation Program

There was no compensation awarded to the Board for the year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth additional information, as of March 20, 2021, about our common stock that may be issued upon the exercise of options and other rights under the 2020 Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	790,000	$38.41	288,346
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	790,000	$38.41	288,346

N/A - Not applicable

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 20, 2021 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our executive officers and directors; and (iii) by all of our executive officers and directors as a group. Unless otherwise indicated in the following table, the address for each person named in the table is: 1185 Avenue of the Americas, New York, NY 10036.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Juggernaut Capital Partners III GP, Ltd.(3)	3,395,964	34.8%
Bruce T. Bernstein(4)	32,483	*
Greg Bradley	-	*
John Shulman(5)	3,395,964	34.8%
Joshua N. Silverman(6)	138,130	1.4%
Wayne R. Walker	-	*
Fady Boctor(7)	107,835	1.1%
Mitch Arnold(8)	1,169	*
Andrew Gesek(9)	97	*
All directors and executive officers as a group	3,675,678	36.7%

* Less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.
(2)	A total of 9,768,261 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 20, 2021.
(3)

The shares of common stock are directly held by JCP III SM AIV, L.P. (“JCP III AIV”), METP Holdings, LLC (“METP”) and Metuchen Therapeutics, LLC (“MT”). JCP III AIV holds an ownership percentage of 67.9% of MT. The shares of common stock directly held by JCP III AIV, METP and MT are also indirectly beneficially owned by: Juggernaut Partners III GP, L.P. (“JCP III GP”), the sole general partner of JCP III AIV and METP; Juggernaut Partners III GP, Ltd. (“JCP III GP Ltd”), the sole general partner of JCP III GP; and John Shulman, the sole director of JCP III GP Ltd (JCP III GP, JCP III GP Ltd and Mr. Shulman, together the “Indirect JCP Reporting Persons”). Mr. Shulman is also a Director of Petros. The address of each of the parties herein is 5301 Wisconsin Avenue NW, Suite 570, Washington, DC 20015.

Each of the Indirect JCP Reporting Persons disclaims beneficial ownership within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise of such portion of the common stock held directly by JCP III AIV in which the Indirect Reporting Persons have no pecuniary interest.

(4)	Amount includes (1) 313 shares of common stock and (2) 32,170 shares underlying stock options held by Mr. Bernstein that were vested as of March 20, 2021 or will vest within 60 days thereafter.
(5)	John Shulman is the sole shareholder and director of JCP III GP Ltd. Refer to note 3 for further information. Mr. Shulman’s address is 5301 Wisconsin Avenue NW, Suite 570, Washington, DC 20015.
(6)	Amount includes (1) 20,000 shares of common stock and (2) 118,130 shares underlying stock options held by Mr. Silverman that were vested as of March 20, 2021 or will vest within 60 days thereafter.

(7)	Amount includes 107,835 shares underlying stock options held by Mr. Boctor that were vested as of March 20, 2021 or will vest within 60 days thereafter.

(8)	Amount includes: (1) 779 shares of common stock held directly and (2) 390 shares held thru Metuchen Therapeutics, LLC by Mr. Arnold.

(9)	Amount includes 97 shares of common stock held by Mr. Gesek thru Metuchen Therapeutics, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Relationship with Juggernaut Partners III GP, L.P.

JCP III AIV, METP and MT hold 34.8% of the issued and outstanding shares of common stock of the Company, collectively. JCP III AIV holds an ownership percentage of 67.9% of MT. JCP III GP is the sole general partner of JCP III AIV and METP and Juggernaut Capital Partners III, L.P (“JCP III”). JCP III GP Ltd is the sole general partner of JCP III GP. John D. Shulman is the sole director of JCP III GP Ltd. Mr. Shulman is also a Director of Petros.

Subordinated Related Party Loans

On September 30, 2016, the Company executed a Subordination Agreement with Hercules and the Related Holders, wherein the Related Parties agreed to subordinate the Sub Debt to the indebtedness owed under the Loan Agreement. On November 22, 2017, the Company and the Related Holders entered into an Amended Agreement. Under the terms of the Amended Agreement, the principal balance of the Sub Debt was increased to $30,579,496. The cash interest rate of the amended sub debt was 12%. Additional PIK interest was 8% payable on the maturity date.

On December 10, 2018, pursuant to the JCP Acquisition, JCP III CI AIV, L.P acquired 55% of Metuchen.

On December 10, 2018, the Company signed a subordinated promissory note for an additional $4,750,000 of Sub Debt from the JCP Investor. The principal, along with PIK interest at an annual rate of 25%, was due on April 2, 2021.

On September 16, 2019, the Company entered into the Exchange Agreement, pursuant to which the Company issued 1,373,820.51 Preferred Units and 2,434,551.28 Common Units at a fair market value of $46,617,232.32 to the Related Parties in exchange for the full satisfaction and termination of the subordinated related party term loan. Pursuant to the Exchange Agreement, affiliates of JCP III received 1,129,497.00 Preferred Units and 2,001,584.89Common Units.

Subordinated Promissory Notes

From January 31, 2020 through October 1, 2020, the Company entered into the Subordinated Promissory Notes with JCP III AIV in the aggregate principal amount of $15.5 million, as further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt – Subordinated Related Party Term Loans, which discussion of the Subordinated Promissory Notes is incorporated by reference herein. The maturity date of each Subordinated Promissory Note was April 2, 2021. Each Subordinated Promissory Note carried PIK interest at an annual rate of 20%. The Subordinated Promissory Notes aggregate principal balance and accrued PIK interest was converted into 1,762,913.30 Common Units of Metuchen, which were then converted into shares of the Company’s common stock upon the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated.

Escrow Agreement

Effective September 30, 2020, the Company and Hercules entered into the Third Amendment. In connection with the entry into the Third Amendment, JCP III, Hercules and Wells Fargo Bank, N.A. entered into the Escrow Agreement in order to place into escrow approximately $1,542,036.28, an amount equal to the outstanding principal payments owed under the Loan Agreement, as amended. No interest was applied to amounts held in escrow under the Escrow Agreement. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to the JCP Investor and the Escrow Agreement was terminated.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company engaged EisnerAmper LLP to perform an annual audit of the Company’s financial statements for the fiscal year ended December 31, 2020. The following table presents fees for professional audit services rendered by EisnerAmper LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2020 (including internal controls), and December 31, 2019, and fees billed for other services rendered by EisnerAmper LLP during those periods.

	2020	2019
Audit fees:(1)	$567,240	$174,720
Audit related fees:(2)	-	-
Tax fees: (3)		35,880
All other fees:(2)	-	-
Total	$567,240	$210,600

(1)	Audit fees for 2020 and 2019 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, services provided in connection with filing Form S-4 in connection with the Mergers and audit services provided in connection with other SEC regulatory filings.

(2)	There were no audit-related or other fees.

(3)	Tax fees related to tax compliance work.

The percentage of services set forth above in the category audit related fees, that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimus amount of non-audit services after the fact but before completion of the audit), was 100%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3.	Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The documents listed below are filed as part of this Form 10-K:

(a)(2) Consolidated Financial Statement Schedules:

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(a)(3) and (b) Exhibits:

Exhibit No.	Description
2.1∞	Agreement and Plan of Merger and Reorganization, dated as of May 17, 2020, by and among Petros Pharmaceuticals, Inc., Neurotrope, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
2.2	First Amendment to Agreement and Plan of Merger, dated as of July 23, 2020, by and between Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 30, 2020, by and between Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2020).
4.1	Specimen Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021).
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021).
4.4	Description of Capital Stock.
10.1*∞	Loan and Security Agreement, dated as of September 30, 2016, by and between the Company, the lenders a party thereto from time to time, and Hercules Capital, Inc.
10.2*	First Amendment to Loan and Security Agreement, dated as of November 22, 2017, by and between the Company, the lenders a party thereto from time to time, and Hercules Capital, Inc.
10.3*	Second Amendment to Loan and Security Agreement, dated as of April 13, 2020, by and between the Company, Pos-T-Vac, LLC, Timm Medical Technologies, LLC, the lenders a party thereto from time to time, and Hercules Capital, Inc.
10.4*	Third Amendment to Loan and Security Agreement, dated as of September 30, 2020, by and between the Company, Pos-T-Vac, LLC, Timm Medical Technologies, LLC, the lenders a party thereto from time to time, and Hercules Capital, Inc.
10.5	Registration Rights Agreement, dated as of December 1, 2020, by and among Petros Pharmaceuticals, Inc. and JCP III SM AIV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).
10.6+	License and Commercialization Agreement by and between VIVUS, Inc. and Metuchen Pharmaceuticals LLC, dated September 30, 2016 (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
10.7+	Commercial Supply Agreement by and between VIVUS, Inc. and Metuchen Pharmaceuticals LLC, dated September 30, 2016 (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
10.8+	Logistics Services Agreement by and between McKesson Specialty Care Distribution Corporation and Metuchen Pharmaceuticals LLC, dated November 28, 2018 (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
10.9*∞	License Agreement, dated as of March 14, 2020, by and between the Company and Hybrid Medical LLC.
10.10*	Letter Agreement, dated as of September 24, 2020, by and between the Company and Hybrid Medical LLC.
10.11†	Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Annex D the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
10.12†	Bonus Agreement, entered into as of December 11, 2020, by and between Petros Pharmaceuticals, Inc. and Fady Boctor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 15, 2020).
10.13†∞	Separation Agreement, entered into as of December 24, 2020, by and between the Company and Keith Lavan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 31, 2020).
10.14†∞	Employment Offer Letter, entered into as of February 19, 2021, by and between Petros Pharmaceuticals, Inc. and Fady Boctor Form of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with February 25, 2021).
10.15†∞	Form of Petros Pharmaceuticals, Inc. Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed won February 25, 2021).
21*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32*	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.

* Filed herewith.

∞	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.

+	Certain provisions and terms of exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant will furnish a copy of any omitted provision and/or terms of exhibits to the SEC or its staff upon request.

†	Management contract or compensatory plan or arrangement.

(c) Additional Financial Statement Schedules:

None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROS PHARMACEUTICALS, INC.

March 31, 2021	By:	/s/ Fady Boctor
	Name: Title:	Fady Boctor President and Chief Commercial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fady Boctor	President and Chief Commercial Officer	March 31, 2021
Fady Boctor	(Principal Executive Officer)

/s/ Mitchell Arnold	Vice President of Finance	March 31, 2021
Mitchell Arnold	(Principal Financial and Accounting Officer)

/s/ John D. Shulman	Executive Chairman of the Board	March 31, 2021
John D. Shulman

/s/ Joshua N. Silverman	Vice Chairman of the Board	March 31, 2021
Joshua N. Silverman

/s/ Bruce T. Bernstein	Director	March 31, 2021
Bruce T. Bernstein

/s/ Gregory Bradley	Director	March 31, 2021
Gregory Bradley

/s/ Wayne R. Walker	Director	March 31, 2021
Wayne R. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petros Pharmaceuticals, Inc. (formerly Metuchen Pharmaceuticals, LLC)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petros Pharmaceuticals, Inc. and Subsidiaries (formerly Metuchen Pharmaceuticals, LLC, (the “Company”)) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity/members’ capital, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2021

PETROS PHARMACEUTICALS, INC.

(Formerly Metuchen Pharmaceuticals, LLC)

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$17,139,694	$2,145,812
Accounts receivable, net	5,152,969	2,605,130
Inventories	760,530	2,204,428
Deposits with related party	4,576	2,325
Prepaid expenses and other current assets	2,847,284	5,129,820

Total current assets	25,905,053	12,087,515

Fixed assets, net	64,250	69,837
Intangible assets, net	32,160,919	38,811,137
API purchase commitment	11,144,257	6,721,574
Other assets	579,535	676,230
Total assets	$69,854,014	$58,366,293

Liabilities and Stockholders’ Equity / Members’ Capital
Current liabilities:
Current portion of senior debt, net	$7,175,029	$6,681,936
Accounts payable	5,609,556	3,776,443
Accrued expenses	14,683,786	20,887,262
Accrued inventory purchases	14,203,905	9,305,594
Other current liabilities	221,766	453,092
Total current liabilities	41,894,042	41,104,327

Long-term portion of senior debt	-	7,061,034
Deferred tax liability	-	1,432,167
Derivative liability	9,890,000
Other long-term liabilities	600,920	749,546
Total liabilities	52,384,962	50,347,074

Stockholders’ Equity / Members’ Capital:
Preferred stock (par value of $0.0001 per share, 50,000,000 shares authorized, 500 shares issued and outstanding as of December 31, 2020)	-	-
Common stock (par value of $0.0001 per share, 150,000,000 shares authorized, 9,707,655 shares issued and outstanding as of December 31, 2020)	971	-
Preferred units (1,619,754 units issued and outstanding as of December 31, 2019)	-	20,018,205
Common units (3,434,551 units issued and outstanding as of December 31, 2019)	-	29,117,233
Additional paid-in capital	79,170,225
Accumulated deficit	(61,702,144)	(41,116,219)
Total Stockholders’ Equity / Members’ Capital	17,469,052	8,019,219

Total Liabilities and Stockholders' Equity / Members' Capital	$69,854,014	$58,366,293

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(Formerly Metuchen Pharmaceuticals, LLC)

Consolidated STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Net sales	$9,559,469	$15,577,166
Cost of goods sold	4,046,466	7,427,111
Gross profit	5,513,003	8,150,055

Operating expenses:
Selling, general and administrative	15,674,968	19,727,223
Research and development expense	459,636	-
Depreciation and amortization expense	6,660,438	5,291,107
Impairment loss	-	2,443,930
Total operating expenses	22,795,042	27,462,260

Loss from operations	(17,282,039)	(19,312,205)

Change in fair value of derivative liability	(1,680,000)	-
Interest expense, senior debt	(1,323,424)	(2,428,264)
Interest expense, subordinated related party term loans	(1,727,455)	(11,416,697)
Loss before income taxes	(22,012,918)	(33,157,166)

Income tax benefit	(1,426,993)	(645,866)

Net loss	$(20,585,925)	$(32,511,300)

Net loss per common stock
Basic and Diluted	$(3.85)	$(13.22)

Weighted average common shares outstanding
Basic and Diluted	5,340,682	2,460,026

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(Formerly Metuchen Pharmaceuticals, LLC)

Consolidated Statements of Changes in stockholders’ equity / Members’ Capital

	Class A Units	Class A Units Amount	Preferred Units	Preferred Units Amount	Common Units	Common Units Amount	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	100	$1	-	$-	-	$-	-	$-	-	$-	$-	$(1,681,269)	$(1,681,268)
Exchange of Class A Units for Common Units	(100)	(1)	-	-	1,000,000	1	-	-	-	-	-	-	-
Net proceeds from private placement offering	-	-	245,933	2,904,005	-	-	-	-	-	-	-	-	2,904,005
Issuance of lead investor warrants	-	-	-	(250,000)	-	-	-	-	-	-	250,000	-	-
Issuance of placement agent warrants	-	-	-	(135,800)	-	-	-	-	-	-	135,800	-	-
Conversion of related party debt into Preferred and Common Units	-	-	1,373,821	17,500,000	2,434,551	29,117,232	-	-	-	-	(385,800)	(6,923,650)	39,307,782
Net loss	-	-	-	-	-	-	-	-	-	-	-	(32,511,300)	(32,511,300)
Balance, December 31, 2019	-	$-	1,619,754	$20,018,205	3,434,551	$29,117,233	-	$-	-	$-	$-	$(41,116,219)	$8,019,219
Conversion of subordinated related party term loans into Common Units	-	-	-	-	1,762,913	17,227,455	-	-	-	-	-	-	17,227,455
Proceeds from exercise of Metuchen warrants	-	-	2,055,115	20,551	-	-	-	-	-	-	-	-	20,551
Net proceeds received from recapitalization for the Mergers	-	-	(3,674,869)	(20,038,756)	(5,197,464)	(46,344,688)	500	-	9,707,655	971	87,380,223	-	20,997,750
Bifurcation of derivative liability related to the Mergers contingent consideration	-	-	-	-	-	-	-	-	-	-	(8,209,998)	-	(8,209,998)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(20,585,925)	(20,585,925)
Balance, December 31, 2020	-	$-	-	$-	-	$-	500	$-	9,707,655	$971	$79,170,225	$(61,702,144)	$17,469,052

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(Formerly Metuchen Pharmaceuticals, LLC)

Consolidated STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,585,925)	$(32,511,300)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,660,438	5,291,107
Bad debt expense	202,525	(25,943)
Inventory and sample inventory reserve	1,752,041	2,987,606
Non-cash paid-in-kind interest	1,771,904	6,959,236
Amortization of deferred financing costs and debt discount	37,500	4,669,384
Accretion for end of term fee	116,196	244,477
Deferred tax benefit	(1,432,166)	(645,866)
Lease expense	92,711	25,881
Derivative liability	1,680,000	-
Impairment loss	-	2,443,930
Changes in operating assets and liabilities:
Accounts receivable	(2,750,364)	932,887
Inventories	728,286	2,558,067
Deposits	1,734	1,404,758
Prepaid expenses and other current assets	1,031,108	(2,201,178)
Accounts payable	2,222,114	2,024,247
Accrued expenses	(6,203,476)	8,340,885
Due to related parties	-	(41,152)
Accrued inventory purchases	(250,000)	-
Other current liabilities	(231,325)	81,435
Long-term liabilities	(148,626)	(5,982)
Net cash (used in) provided by operating activities	(15,305,325)	2,532,479

Cash flows from investing activities:
Acquisition of fixed assets	(4,633)	(71,540)
Net cash used in investing activities	(4,633)	(71,540)

Cash flows from financing activities:
Proceeds received related to the recapitalization from the Mergers	22,592,285	-
Payment of equity issuance costs	(1,042,910)	-
Payment of senior debt	(6,181,711)	(6,013,257)
Payment of portion of senior debt end of term fee	(534,375)	-
Payment of debt issuance costs	(50,000)	-
Proceeds from subordinated related party term loans	15,500,000	2,904,005
Proceeds from the exercise of warrants	20,551	-
Net cash provided by (used in) financing activities	30,303,840	(3,109,252)

Net increase (decrease) in cash	14,993,882	(648,313)

Cash, beginning of year	2,145,812	2,794,125
Cash, end of year	17,139,694	2,145,812

Supplemental cash flow information:
Cash paid for interest during the year	$1,191,400	$2,040,965

Noncash Items:
Issuance of lead investor warrants	$-	$250,000
Issuance of placement agent warrants	$-	$135,000
Increase in preferred and common stocks from conversion of subordinated related party term loans	$-	$(46,617,232)
Conversion of subordinated related party term loans into preferred and common stocks	$17,227,455	$39,307,782
Noncash increase in API Inventory (other assets)	$5,148,311	$4,775,937
Deferred Merger costs reclassified to additional paid-in capital	$551,625	$-

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(Formerly Metuchen Pharmaceuticals, LLC)

notes to Consolidated financial STATEMENTS

1)	Nature of Operations, Basis of Presentation, and Liquidity

Nature of Operations and Basis of Presentation

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (the “Original Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”). On July 23, 2020, the parties to the Merger Agreement entered into the First Amendment to the Agreement and Plan of Merger and Reorganization (the “First Merger Agreement Amendment”) and on September 30, 2020, the parties to the Original Merger Agreement entered into the Second Amendment to the Agreement and Plan of Merger and Reorganization (the “Second Merger Agreement Amendment” and, together with the Original Merger Agreement and the First Merger Agreement Amendment, the “Merger Agreement”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020. On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.), a Delaware corporation (“Synaptogenix”), and a wholly-owned subsidiary of Neurotrope.

The Mergers were accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Metuchen was determined to be the accounting acquirer based on an analysis of the criteria outlined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 805, Business Combinations (“ASC 805”) and the facts and circumstances specific to the Mergers, including: (1) Metuchen Securityholders owned approximately 51.0% of the equity securities of Petros immediately following the closing of the transaction; (2) a majority of the board of directors of Petros are composed of directors designated by Metuchen under the terms of the Mergers; and (3) a majority of the existing members of Metuchen’s management are the management of Petros. The net assets of Metuchen are stated at historical costs in the Company’s Consolidated Financial Statements, with no goodwill or intangible assets recorded. Accordingly, the historical financial statements of Metuchen through November 30, 2020 became the Company’s historical financial statements, including the comparative prior periods. These Consolidated Financial Statements include Metuchen, Petros and Neurotrope, Inc, after the spin-off discussed above. from December 1, 2020, the date the reverse recapitalization was consummated.

All transactions between the consolidated entities have been eliminated in consolidation.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception. As of December 31, 2020, we had cash and cash equivalents of $17.1 million, negative working capital of approximately $16.0 million, including debt of $7.2 million maturing in 2021, and sustained cumulative losses attributable to common stockholders of $61.7 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, negotiating an extension of our debt arrangement and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. While we are optimistic that we will be successful in our efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., through May 17, 2022.

2)	Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements, and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, and assessment of long-lived assets, including intangible asset impairment, and the allocation of the purchase price in acquisitions. Actual results could differ from these estimates and changes in these estimates are recorded when known.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As a result of the COVID-19 pandemic, which continues to rapidly evolve, “shelter in place” orders and other public health guidance measures were implemented across much of the United States, Europe and Asia, including in the locations of the Company’s offices, key vendors and partners. The pandemic has significantly impacted the economic conditions in the U.S. and globally as federal, state and local governments react to the public health crisis, creating significant uncertainties in the economy. At this time, the future trajectory of the COVID-19 outbreak remains uncertain, both in the United States and in other markets. While the Company anticipates that currently available vaccines will be widely distributed in the future, the timing and efficacy of such vaccines are uncertain. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 outbreak will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians have prevented in-person visits by sales representatives to physicians’ offices. The Company has taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continues to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. The Company anticipates rehiring and/or assigning representatives to cover sales territories as states reopen and physician access resumes new normal levels. In response to the spread of SARS-CoV-2 and COVID-19, in March 2020, the Company closed its administrative offices and as of December 31, 2020, they remain closed, with the Company’s employees continuing their work outside of the Company’s offices. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk includes cash. The Company maintains cash on deposit at U.S.-based banks in amounts which, at times, may be in excess of insured limits.

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents.

Segment Reporting

Operating segments are components of a Company for which separate financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male erectile dysfunction. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States, and H100™ for the treatment of Peyronie’s disease. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. See Note 18 Segment Reporting.

Revenue Recognition

Prescription Medication Sales

The Company’s prescription medication sales consist of sales of Stendra® in the U.S. for the treatment of male erectile dysfunction. Under ASC Topic 606, Revenue Recognition (“Topic 606”), the Company recognizes revenue from prescription medication sales when its performance obligations with a customer has been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide Stendra® upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of Stendra®, which is typically upon delivery. The Company invoices its customers after Stendra® has been delivered and invoice payments are generally due within 30 to 75 days of invoice date.

In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers Stendra® to when the customers pay for the product is typically less than one year. The Company records prescription medication sales net of any variable consideration, including but not limited to discounts, rebates, returns, chargebacks, and distribution fees. The Company uses the expected value method when estimating its variable consideration, unless terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from sales of Stendra® are recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

As of December 31, 2020 and 2019, the reserves for sales deductions were $8.6 million and $12.0 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of December 31, 2020 and 2019, the reserves for product returns were $7.1 million and $8.3 million, respectively, and are included as a component of accrued expenses.

Contract Rebates, Coupon Redemptions and DSA Fees

The Company establishes contracts with wholesalers, chain stores, and indirect customers that provide for rebates, sales incentives, DSA fees and other allowances. Some customers receive rebates upon attaining established sales volumes. Direct rebates are generally rebates paid to direct purchasing customers based on a percentage applied to a direct customer’s purchases from us, including fees paid to wholesalers under our DSAs, as described below. Indirect rebates are rebates paid to indirect customers that have purchased our products from a wholesaler under a contract with us.

The Company has entered into DSAs with certain of our significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our pharmaceutical products held at their warehouse locations.

Medical Device Sales

The Company’s medical device sales consist of domestic and international sales of men’s health products for the treatment of erectile dysfunction. The men’s health products do not require a prescription and include Vacuum Erection Devices, PreBoost, VenoSeal, penile injections (Rx), and urinary tract infection tests. Under Topic 606, the Company recognizes revenue from medical device sales when its performance obligations with its customers have been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide medical devices upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the medical device, which is typically upon shipment. The Company invoices its customers after the medical devices have been shipped and invoice payments are generally due within 30 days of invoice date for domestic customers and 90 days for international customers.

In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers the medical devices to when the customers pay for the product is typically less than one year. The Company records medical device sales net of any variable consideration, including but not limited to returns. The Company uses the expected value method when estimating its variable consideration. The identified variable consideration is recorded as a reduction of revenue at the time revenues from the medical device sales are recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of December 31, 2020 and 2019, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at December 31, 2020 and 2019.

Accounts Receivable, net

The Company extends credit to its customers in the normal course of business. Accounts receivable are recorded at the invoiced amount, net of chargebacks, distribution service fees, and cash discounts. Management determines each allowance based on historical experience along with the present knowledge of potentially uncollectible accounts. See Note 3 Accounts, Receivable, net.

Inventories

Inventories consist of finished goods held for sale and raw materials. Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Inventories are adjusted for excess and obsolescence. Evaluation of excess inventory includes such factors as expiry date, inventory turnover, and management’s assessment of current product demand. See Note 4 Inventories.

Intangible Assets

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life that the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company review the carrying value and useful lives of its intangible assets with definite lives, or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

Given the impact of the COVID-19 outbreak on the global economy, as well as its potential impact to the Company’s business operations and cash flows, the Company constituted the COVID-19 outbreak as a triggering event requiring an impairment test for its long-lived assets with finite useful lives. The Company’s projections included the undiscounted cash flows of the remaining estimated useful lives for the Stendra product through December 2028 and December 2030 for the medical device products. Based on the impairment assessment as of December 31, 2020, the Company determined that no intangible asset impairment occurred as the undiscounted cash flows exceeded the respective carrying values of the assets. The Company did not record any impairments of intangible assets for the years ended December 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates the carrying value of goodwill annually in December of each year in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. This quantitative impairment test uses a combination of the income method and guideline public company comparable companies. The income method is based on a discounted future cash flow approach that uses significant assumptions of projected revenue, projected operational profit, terminal growth rates and the cost of capital. Under Topic 350, goodwill impairment is measured as the excess of the carrying amount of the reporting unit over its fair value. The Company incurred a goodwill impairment loss of $2,443,930 during the year ended December 31, 2019, related to the prescription medications segment.

Balance, December 31, 2018	$2,443,930
Impairment loss	(2,443,930)
Balance, December 31, 2019	$-

Fixed Assets

Fixed assets consist of furniture and fixtures. Furniture and fixtures are recorded at cost, less accumulated depreciation, and are depreciated on a straight-line basis over its estimated useful life. The Company uses an estimated useful life of 7 years for furniture and fixtures. Depreciation expense for the years ended December 31, 2020 and 2019 was $10,220 and $1,703, respectively.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842. Topic 842 requires organizations to recognize leased assets and liabilities on the balance sheet. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements that include lease and non-lease components, which the Company accounts for as a single lease component for all leases.

Operating lease right-of-use (“ROU”) assets are included in other assets whereas operating lease liabilities are included in other current liabilities and other long-term liabilities on the Company’s consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease payments are recognized as lease expense on a straight-line basis over the lease term. Lease payments included in the measurement of the lease liability are comprised of fixed payments.

Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented in the Company’s consolidated statements of operations in the same line item as expense arising from fixed lease payments for operating leases.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company applies this policy to all underlying asset categories.

Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

See Note 2 and Note 15 Commitments and Contingencies for additional information.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market.

Level 3 — Unobservable inputs which are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Financial instruments recognized at historical amounts in the consolidated balance sheets consist of cash, accounts receivable, other current assets, accounts payable, accrued expenses, other current liabilities and senior debt. The Company believes that the carrying value of cash, accounts receivable, other current assets, accounts payable, accrued expenses, other current liabilities approximates their fair values due to the short-term nature of these instruments.

The carrying value of senior debt as of December 31, 2020 approximated fair value. The fair value of the senior debt was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield and is considered Level 3 in the fair value hierarchy.

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as of the closing of the Merger and December 31, 2020 was $8.2 million and $9.9 million, respectively. See Note 10 Stockholders’ Equity.

Deferred Financing Costs

Costs incurred to issue debt are deferred and presented in the consolidated balance sheets as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts.

Related amortization expense is recorded as a component of interest expense over the term of the related debt using the effective interest rate method.

Stock-Based Compensation

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which requires compensation expense related to stock-based transactions, including employee stock options and consultant warrants, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options or warrants. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Employee stock option and consulting expenses are recognized over the employee’s or consultant’s requisite service period (generally the vesting period of the equity grant).

The Company’s option pricing model requires the input of highly subjective assumptions, including the volatility and expected term. Any changes in these highly subjective assumptions can significantly impact stock-based compensation expense. See Note 11 Stock Options.

Costs of Equity Transactions

Incremental direct costs incurred to issue stocks of the Company’s preferred and common stocks are recorded as a reduction of the related proceeds.

Income Taxes

Prior to the consummation of the Mergers, Metuchen was a limited liability company (“LLCs”) for federal income tax purposes and had elected to be treated as a Partnership for federal and state income tax purposes. PTV is a disregarded entity for federal income tax purposes. As such, all income tax consequences resulting from the operations were reported on the member’s income tax return. In addition, Timm was included in the Company’s structure where taxes were paid at the entity level.

Following the consummation of the Mergers, Metuchen is treated as a disregarded entity (“SMLLC”) for federal income tax purposes. As such, all income tax consequences resulting from the operations of Metuchen are reported on the members’ income tax returns through the period in which the Merger was transacted. Subsequent to the Mergers, Metuchen’s activity is included in the Company’s consolidated group. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2020 and 2019 no accrued interest or penalties are recorded in the consolidated balance sheets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We have evaluated the impact of the CARES Act, and do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

Contingencies

The Company may be subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Shipping Costs

The Company records the costs of shipping related to prescription medication sales in general and administrative expense in its consolidated statements of operations. There were no shipping costs for the years ended December 31, 2020 and 2019.

Shipping costs related to medical devices are recorded as revenue and subsequently deducted as a component of cost of goods sold in the consolidated statements of operations. Shipping costs for the years ended December 31, 2020 and 2019 were $108,870 and $130,242 respectively.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of common stocks outstanding during the period, excluding the dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the years ended December 31, 2020 and 2019. See Note 13 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company for the annual periods and interim periods within annual periods beginning after December 15, 2019 for both private and public entities. The Company adopted this guidance as of January 1, 2020 and its impact was not material.

Pending Adoption as of December 31, 2020

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

3)	Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	December 31, 2020	December 31, 2019
Gross accounts receivables	$6,560,291	$4,989,260
Distribution service fees	(972,652)	(2,061,481)
Chargebacks accruals	(121,269)	(60,507)
Cash discount allowances	(84,601)	(235,867)
Allowance for doubtful accounts	(228,800)	(26,275)
Total accounts receivable, net	$5,152,969	$2,605,130

For years ended December 31, 2020 and 2019, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer which represented approximately 85% and 86% of total gross sales, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included one customer at December 31, 2020 and 2019 equal to 93% and 88%, respectively, of the Company’s total gross accounts receivables.

4)	Inventories

Inventory is comprised of the following:

	December 31, 2020	December 31, 2019
Raw materials	$325,932	$798,161
Finished goods	434,598	1,406,267
Total inventory	$760,530	$2,204,428

Finished goods are net of valuation reserves of $935,866 and $220,254 as of December 31, 2020 and 2019, respectively. Raw materials are net of valuation reserves of $2,872,977 as of December 31, 2020 and 2019, which is related to bulk inventory that is fully reserved.

5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2020	December 31, 2019
Prepaid samples	$58,483	$391,024
Prepaid insurance	149,452	287,844
Prepaid FDA fees	756,972	732,204
Prepaid coupon fees	71,500	71,500
Rebates receivable	-	1,243,120
API purchase commitment asset (see Note 14)	1,304,541	1,409,592
Other prepaid expenses	391,552	468,226
Other current assets	114,784	526,310
Total prepaid expenses and other current assets	$2,847,284	$5,129,820

Prepaid samples, which are presented net of reserves, are expensed when distributed to the sales force. The prepaid samples reserve amount was $351,224 and $145,474 at December 31, 2020 and 2019, respectively.

In relation to a transition services agreement with a prior owner of the product rights to Stendra®, the prior owner had processed managed care rebates and remitted them back to the Company during the year ended December 31, 2020; therefore, the Company did not have a receivable related to rebates processed by the prior owner of the product rights to Stendra® as of December 31, 2020.

6)	Intangible Assets

Balance at December 31, 2018	$44,100,542
Amortization expense	(5,289,405)
Balance at December 31, 2019	$38,811,137
Amortization expense	(6,650,218)
Balance at December 31, 2020	$32,160,919

The future annual amortization related to the Company’s intangible assets is as follows:

2021	6,867,771
2022	6,191,740
2023	5,445,729
2024	4,650,787
Thereafter	9,004,892
Total	$32,160,919

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2020 are $24.6 million, $5.9 million and $1.6 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2019 were $30.0 million, $6.9 million and $1.9 million, respectively.

7)	Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2020	December 31, 2019
Accrued price protection	$1,853,979	$1,847,639
Accrued product returns	9,452,248	10,707,807
Accrued contract rebates	412,046	1,368,279
Due to Vivus (see Note 14)	2,267,523	2,259,769
Due to third-party logistic provider	-	4,388,600
Accrued severance	519,609	-
Other accrued expenses	178,381	315,168
Total accrued expenses	$14,683,786	$20,887,262

As part of its acquisition of Stendra®, the Company provides the previous owner with price protection for certain Stendra® product returns that are processed by the previous owner. Some customer agreements require that product returns be credited at the current wholesale acquisition cost (“WAC”). If the Company subsequently raises the WAC, the Company will reimburse the previous owner for the difference between the current WAC and the original sale price for returns processed by the previous owner.

8)	Debt

Senior Debt

The following is a summary of the Company’s senior indebtedness at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Principal balance	$6,653,292	$11,688,979
Plus: Paid-In-Kind interest	-	1,101,575
Plus: End of term fee	534,237	952,416
Less: Debt issuance costs	(12,500)	-
Total senior debt	$7,175,029	$13,742,970

On September 30, 2016, the Company entered into a loan agreement with Hercules, a third party, for a $35 million term loan (“Senior Debt”) with a stated interest rate of the greater of either (i) Prime plus 7.25% or (ii) 10.75%. The Senior Debt includes an additional Paid-In-Kind (“PIK”) interest that increases the outstanding principal on a monthly basis at an annual rate of 1.35% and a $787,500 end of term charge.

On November 22, 2017, the Company amended its loan agreement with Hercules (“First Amendment”). A covenant was added, in which the Company must achieve a certain minimum EBITDA, as defined, target for the trailing twelve-month period, ending June 30, 2018. The end of term charge was increased from $787,500 to $1,068,750. The minimum EBITDA for each of the trailing six months and the fixed charge coverage ratio (1:1 to 0.9:1) were reduced. The Company was also required to prepay $10,000,000 in principal.

Monthly principal payments, including interest, commenced November 1, 2018 with the outstanding balance of the Senior Debt due in full on November 1, 2020. The end of term charge is being recognized as interest expense and accreted over the term of the Senior Debt using the effective interest method.

On April 13, 2020, the Company amended its loan agreement with Hercules. The amendment waived all financial covenant defaults for all periods since inception through the period ending March 31, 2020. The amendment also included the following changes:

∙	Removed the Adjusted EBITDA and Fixed Cost Coverage Ratio Covenants.

∙	Extended the maturity date from October 1, 2020 to April 2021, which can be further extendable to December 1, 2021 upon achieving the Financing Milestone, as defined in the agreement.

∙	Increased the cash interest rate from the greater of (a) 10.75% or (b) 10.75% plus the US WSJ Prime minus 4.50% to the greater of (a) 11.50% or (b) 11.50% plus the US WSJ Prime minus 4.25%.

∙	Removed the PIK interest rate.

∙	Removed the prepayment penalty.

The end of term charge of $1,068,750 was partially extended with $534,375 paid on October 1, 2020 and $534,375 due on February 1, 2021.

Effective September 30, 2020, the Company and Hercules entered into the Third Amendment to Loan and Security Agreement (“Third Amendment”) to provide for interest only payments commencing on October 1, 2020 and continuing through December 22, 2020 unless the Company raised net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P., Hercules and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow funds amounting to approximately $1.5 million, an amount equal to the aggregate of certain principal payments due under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt now has a maturity date of December 1, 2021. As of December 31, 2020, the Company was in compliance with its covenants.

Interest expense on the Senior Debt was as follows for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Interest expense for term loan	$1,241,475	$2,216,341
Amortization of debt issuance costs	37,500	-
PIK interest	44,449	211,923
	$1,323,424	$2,428,264

Included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2020 and 2019 is $65,885 and $132,006, respectively, of accrued and unpaid interest.

Subordinated Related Party Term Loans

Subordinated Related Party Term Loans Entered Into During 2020

On January 31, 2020, the Company entered into a Subordinated Promissory Note with JCP III SM AIV, L.P. (the “JCP Investor”) in the principal amount of $3.0 million (the “First Subordinated Promissory Note”). The maturity date of the First Subordinated Promissory Note was April 2, 2021 and has PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On April 1, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $3.0 million (the “Second Subordinated Promissory Note”). The maturity date of the Second Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On April 22, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $4.0 million (the “Third Subordinated Promissory Note”). The maturity date of the Third Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On July 31, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $2.5 million (the “Fourth Subordinated Promissory Note”). The maturity date of the Fourth Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On August 31, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $1.5 million (the “Fifth Subordinated Promissory Note”). The maturity date of the Fifth Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

On October 1, 2020, the Company entered into a Subordinated Promissory Note with the JCP Investor in the principal amount of $1.5 million (the “Sixth Subordinated Promissory Note” and together with the First Subordinated Promissory Note, Second Subordinated Promissory Note, Third Subordinated Promissory Note, Fourth Subordinated Promissory Note, and Fifth Subordinated Promissory Note, the “Subordinated Promissory Notes”). The maturity date of the Sixth Subordinated Promissory Note was April 2, 2021 and had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

In connection with the entry into the Merger Agreement on May 17, 2020, Juggernaut Capital Partners LLP, Neurotrope and Metuchen entered into a Note Conversion and Loan Repayment Agreement pursuant to which, Juggernaut Capital Partners LLP agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock in connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated. Accordingly, the principal balance of the subordinated promissory note and accrued PIK interest was $0 as of December 31, 2020.

Interest expense on this debt was $1,727,455 comprised entirely of PIK interest, for the year ended December 31, 2020.

Subordinated Related Party Term Loans Entered Into Prior To 2020

On December 10, 2018, JCP III CI AIV, L.P., an affiliate of the JCP Investor, acquired from Krivulka Family LLC (“Krivulka”) all of Krivulka’s ownership interest in Metuchen Therapeutics, LLC (“MT”), a holding company that owned 55% of Metuchen, giving the JCP Investor a controlling interest in Metuchen (such transaction, the “JCP Acquisition”). Concurrently with the JCP Acquisition, the Company executed a Subordination Agreement (“Sub Debt”) with several related parties, L. Mazur Associates, JV (“LMA”), KFE, an entity controlled by Krivulka and the JCP Investor (herein referred to collectively as “the Related Holders”). On November 22, 2107, the Company and the Related Holders entered into an Amended and Restated Subordination Agreement (“Amended Agreement”). Under the terms of the Amended Agreement, the principal balance of the Sub Debt was increased to $30,579,496. The amount due was divided 20.9%, 20.1%, and 59%, respectively, amongst LMA, KFE, and JCP. The cash interest rate of the amended sub debt was 12%. Additional PIK interest was 8% payable on the maturity date.

On December 10, 2018, as part of the acquisition accounting for JCP Acquisition of a majority ownership interest in Metuchen, the outstanding Sub Debt was determined to have a fair value that was less than its carrying value. The fair value of the subordinated related party term loans was $22,250,746 at December 10, 2018. A debt discount of $15,506,463 was recognized and was being amortized to interest expense over the term of the debt using the effective interest method.

On December 10, 2018, the Company signed a subordinated promissory note for an additional $4,750,000 of Sub Debt from JCP. The proceeds were used for the acquisition of the Medical Device Business. The principal, along with PIK interest at an annual rate of 25%, was due on April 2, 2021.

On September 16, 2019, Metuchen entered into an Exchange Agreement (“Exchange Agreement”) with JCP and LMA to exchange Preferred Units and Common Units for the Sub Debt. Upon consummation of the exchange, the Preferred Units and Common Units issued were for the full satisfaction and termination of the subordinated related party term loan. As of each of December 31, 2020 and 2019, there was no outstanding principal balance or accrued interest for the subordinated related term loans. The following chart summarizes the instruments exchanged in the transaction as of September 16, 2019:

Common Units, at fair value (2,434,551.28 Units)	$29,117,232
Preferred Units, at fair value (1,373,820.51 Units)	17,500,000
Total fair value of Preferred and Common Units exchanged	46,617,232

Sub Debt principal balance	33,250,000
Add: PIK Interest	16,544,318
Less: Debt Discount	10,486,536
Total carrying value of Sub Debt exchanged	39,307,782

Excess of fair value of Preferred and Common Units exchanged over the carrying value of Sub Debt	$(7,309,450)

Based on ASC 470, the Company accounted for the exchange between related parties as a capital transaction. The carrying value of the subordinated related party term loans, including any accrued interest, on the date of the exchange was $39.3 million and the fair value of Preferred and Common Units was $46.6 million. As this is a capital transaction between related parties it is not appropriate to record an extinguishment loss; therefore, the company recorded the $7.3 million difference between the carrying value of the subordinated related party term loans and the fair value of the Preferred and Common Units to members’ capital. See Note 9 Members’ Capital for the determination of fair value of the Preferred and Common Units.

The Company had subordinated related party term loans which was converted into common and preferred stocks on September 16, 2019. Interest expense on this debt was $11,416,697, including PIK interest of $6,747,313 for the year ended December 31, 2019.

9)	Members’ Capital

(a)	Capitalization

Prior to September 16, 2019, The Company authorized 100 units of Class A Common Units (the “Class A Units”) to be issued and outstanding. In addition, there were Restricted Member Units (“RMU’s”) that were designated as a class of incentive units (also known as “Class B Units”).

On September 16, 2019, the Company amended and restated its operating agreement creating the rights and preferences relating to the Preferred Units and Common Units mentioned in the Private Placement Offering below. The issued and outstanding Preferred Units and Common Units were exchanged for Common Stock of the Company in connection with the Mergers.

(b)	Preferred Units

A holder of a Preferred Unit was entitled to vote on any matter requiring the approval of such units. In addition, the Preferred Unit holders were entitled to distributions, after adjustment for specific items, for each fiscal year.

The following actions required the prior consent of the holders of a majority of the outstanding Preferred Units: (a) amend, alter or repeal any provision of the amended and restated operating agreement (if such amendment would adversely affect any of the rights or preferences of the Preferred Units); (b) authorize or create membership interests that have a preference over the Preferred Units as to dividends or liquidation; (c) declare or pay any dividends or distributions; (d) dissolve or liquidate (in whole or in part), consolidate, merge, convey, lease, sell, or transfer all or substantially all of the assets of the Company; or purchase or otherwise acquire (directly or indirectly) all or substantially all of the assets or equity interest issued by another company; or file a petition for bankruptcy or receivership of the Company; (e) repurchase or redeem any Membership Interests; or (f) enter into any agreement, commitment or arrangement to do any of the foregoing. See also Note 12 Section (f) for further discussion of Preferred Units.

(c)	Common Units (formerly known as Class A Units)

A holder of a Common Unit was entitled to vote on any matter requiring the approval of such units. In addition, the Common Unit holders were entitled to distributions, after adjustment for specific items, for each fiscal year.

Effective with the amended and restated operating agreement on August 26, 2019, each Class A Unit was exchanged for 10,000 Common Units. There was no change to the ownership percentages as a result of the exchange and the rights and privileges of Common Unit holders is consistent with that of the Class A Unit.

(d)	Class B Units

As of September 16, 2019, none of the Class B Units had been issued. Effective with the amended and restated operating agreement on September 16, 2019, the Class B Units were no longer an authorized membership interest of the Company.

(e)	Liquidation

Upon liquidation of the Company or upon any Company sale, the Company was required to pay, hold, or distribute, or cause to be paid, held or distributed, the proceeds thereof as follows: (a) first, to the holders of Preferred Units, pro rata in proportion to the number of Preferred Units held by such holders, until the holders of such Preferred Units receive in respect of each Preferred Unit held by them, the preferred liquidation preference amount; (b) second, to the holders of Common Units, pro rata in proportion to the number of Common Units held by such holders, the remaining proceeds available for distribution.

(f)	Private Placement Offering

On September 16, 2019, the Company executed a Private Placement offering (“Private Placement”) with V4 Capital Partners, LLC (“Lead Investor”) and other accredited investors (collectively “Investors”). None of the Investors had previously held an interest in the Company. Pursuant to the Private Placement, the Company agreed to issue and sell up to $3.5 million of the Company’s Preferred Units. Each Preferred Unit had an offering price of $12.7382 per unit. The Company issued 245,933 Preferred Units related to the Private Placement and received aggregate net proceeds from the Private Placement of $2.7 million.

The Preferred Units maintained a 5% non-cumulative quarterly dividend, included one vote per unit on all matters to be voted upon by Common Unit holders and required a mandatory conversion upon the closing of a qualified public offering, with the conversion price being subject to adjustment if the price per share in the qualified public offering was less than $15.92275 per Preferred Unit. Subject to adjustment, each Preferred Unit could be converted into one Common Unit. The Preferred Units did not meet the criteria for liability classification and are classified within equity. In addition, the embedded conversion feature was considered clearly and closely related to the Preferred Units and did not require bifurcation. However, the embedded conversion feature represents a beneficial conversion feature with a relative fair value of $26,500 and has been recorded to additional paid-in capital, included within the $250,000 proceeds received related to the issuance of the lead investor warrants.

In connection with the Private Placement, the Lead Investor received warrants (“Lead Investor Warrants”) to purchase an aggregate of 615,838.50 shares of the Company’s Preferred Units at an exercise price of $0.01 per Preferred Unit. The Lead Investor Warrants had an expiration date of September 16, 2020. The Lead Investor Warrants were only exercisable upon a qualified public offering being consummated within one year. As of the date of issuance, the fair value of the Lead Investor Warrants was estimated to be $2.1 million. To record the issuance of the Lead Investor Warrants, the Company allocated the proceeds of $250,000 received from the Lead Investor for the Preferred Units between the Lead Investor Warrants and the beneficial conversion feature for the embedded conversion option. Of the proceeds received, the relative fair value allocated to the Lead Investor Warrants was $223,500 and was included in additional paid-in capital. The Lead Investor Warrants did not meet the criteria for liability classification. In September 2020, the Company and the Lead Investor warrant holders amended the warrants to purchase an aggregate of 2,055,114.66 shares of the Company’s preferred units at an exercise price of $0.01 per preferred unit. The amendment also extended the expiration date to December 16, 2020. In November 2020, the Lead Investor warrant holders exercised their right to purchase 2,055,114.66 of the Company’s preferred units and the Company received $20,551 in proceeds.

The Company estimated their fair value using Monte Carlo Simulation approach. Significant judgments used in the valuation model included the overall likelihood of a qualified public offering occurring and Management’s estimate for the aggregate equity value, including an estimate for the proceeds from a qualified public offering as well as giving consideration in the event the price per share in a qualified public offering is below 125% of the $12.7382 price per Preferred Unit. Also incorporated in the fair value of the Lead Investor Warrants was a risk-free rate, estimated volatility of equity and an incremental discount for lack of marketability.

Also, in connection with the Private Placement, the placement agent received warrants (“Placement Agent Warrants”) to purchase an aggregate of 10,500 shares of the Company’s common stock at an exercise price of $12.7382 per share. The Placement Agent Warrants could be exercised any time on or after September 16, 2019. The Placement Agent Warrants contained an expiration date of September 16, 2024 and were converted into shares of common stock of the Company upon the consummation of the Mergers. As of the date of issuance, the fair value of the Placement Agent Warrants was estimated to be $135,800 and was included in additional paid-in capital. The Placement Agent Warrants did not meet the criteria for liability classification.

The Company estimated their fair value using the Black-Scholes valuation model. The inputs used to value the Placement Agent Warrants included the Preferred Unit Price and the Placement Agent Warrant Strike Price (both of which are $12.7382), the expiration date of the Placement Agent Warrants of September 16, 2024, the risk-free rate to the expiration date of 1.73%, and the estimated volatility over the expected term of the Placement Agent Warrants of 90.0%.

As there had been no public market for Metuchen’s Common Units, the estimated fair value of its Common Units was determined by the Board of Directors as of the Private Placement date, with input from management, considering the Company’s most recently available valuations of the aggregate equity value of the Company. In addition to considering the results of these valuations, the Company’s Board of Directors considered various objective and subjective factors to determine the fair value of its Common and Preferred Units as of the private placement date, including the progress of the Company’s products sales, external market conditions affecting and trends within the life sciences industry and the likelihood of achieving a liquidity event. The fair value of the Company’s Common Units as of the Private Placement Date was determined to be the difference between the fair value of the Company’s aggregate equity and the summation of the fair values of the Preferred Units, the Lead Investor Warrants and Placement Agent Warrants.

10)	Stockholders’ Equity

Upon consummation of the Mergers, each outstanding Common Unit or Preferred Unit of Metuchen was exchanged for a number of shares of Petros common stock, par value $0.0001 per share (the “Petros Common Stock”), equal to 0.4968, which resulted in an aggregate of 4,949,610 shares of Petros Common Stock issued to the holders of Metuchen units in the Mergers. In addition, each holder of Neurotrope common stock, par value $0.0001 per share (the “Neurotrope Common Stock”) received one (1) share of Petros Common Stock for every five (5) shares of Neurotrope Common Stock held, and each holder of Neurotrope preferred stock, par value $0.001 per share (the “Neurotrope Preferred Stock”) received one (1) share of Petros preferred stock (the “Petros Preferred Stock”) for every one (1) share of Neurotrope Preferred Stock held. In addition, each holder of outstanding options to purchase Neurotrope Common Stock or outstanding warrants to purchase Neurotrope Common Stock that were not previously exercised prior to the consummation of the Mergers was converted into equivalent options and warrants to purchase one (1) share of Petros Common Stock for every five (5) shares of Neurotrope Common Stock outstanding pursuant to such options or warrants.

As a result of the Mergers, the former Neurotrope shareholders collectively own approximately 4,758,045 shares of Petros Common Stock and 500 shares of Petros Preferred Stock and the former Metuchen unit holders collectively own 4,949,610 shares of Petros Common Stock. Accordingly, the former Metuchen unit holders collectively own approximately 51% of Petros and the former Neurotrope shareholders collectively own approximately 49% of Petros.

On January 26, 2021, 500 shares of the Company’s Preferred Stock were converted into 60,606 shares of the Company’s common stock.

Backstop Agreement

In connection with the entry into the Merger Agreement, Neurotrope and an affiliated entity of Juggernaut Capital Partners (“Juggernaut”) entered into a Backstop Agreement pursuant to which Juggernaut agreed to contribute to Metuchen at the closing of the Mergers an amount equal to the Working Capital Shortfall Amount (as defined in the Merger Agreement), if any, as determined in accordance with the Merger Agreement, up to an aggregate amount not to exceed $6,000,000 (the “Commitment Cap”). Following the closing of the Mergers and until the one-year anniversary of the closing of the Mergers (the “Anniversary Date”), Juggernaut agreed to contribute, or cause an affiliate to contribute, to Petros an amount equal to the Commitment Cap less the Working Capital Shortfall Amount (the “Post-Closing Commitment”) on the Anniversary Date; provided, however, that, (a) in the event that, at any time between the closing of the Mergers and the Anniversary Date, the closing price per share of Petros’s Common Stock on The Nasdaq Capital Market or any other securities exchanges on which the Petros Common Stock is then traded equals or exceeds $2.175 for a period of ten consecutive trading days, then the Post-Closing Commitment shall be reduced by fifty percent (50%) and (b) in the event that, at any time between the closing of the Mergers and the Anniversary Date, the closing price per share of Petros’s Common Stock on The Nasdaq Capital Market or any other securities exchanges on which the Petros Common Stock is then traded equals or exceeds $2.5375 for a period of ten (10) consecutive trading days, then the Post-Closing Commitment shall be $0.

Pursuant to the Backstop Agreement and upon closing of the Mergers, Juggernaut paid the Company $2.6 million for the Working Capital Shortfall Amount, which was recorded in equity in relation to the net proceeds received from the reverse capitalization.

Contingent Consideration

Pursuant to the Merger Agreement, each security holder of Metuchen received a right to receive such security holder’s pro rata stock of an aggregate of 14,232,090 stocks of Petros Common Stock potentially issuable upon the achievement of certain milestones set forth in the Merger Agreement. The milestones are for the achievement of stock price and market capitalization, as defined over a two-year period.

Milestone Earnout Payments

In connection with the Mergers, each security holder of Metuchen received an equity classified earnout consideration to be paid in the form of Petros Common Stock if the Closing Price (as defined in the Merger Agreement) per share of stock of Petros’ Common Stock equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone earnout payment. In no event will the sum of the milestone earnout payments be greater than 4,000,000 shares of Petros Common Stock. As of December 31, 2020, the milestones have not been achieved.

If at any time following the Closing (as defined in the Merger Agreement) and prior to the one-year anniversary of the Closing, the Closing Price per share of Petros Common Stock is, for a period of twenty (20) trading days during any thirty (30) consecutive trading day period, greater than or equal to:

•	$8.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
•	$10.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
•	$13.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
•	$15.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.

If at any time within the twelve (12) month period following the one-year anniversary of the Closing, the Closing Price per share of Petros Common Stock is, for a period of twenty (20) trading days during any thirty (30) consecutive trading day period, greater than or equal to:

•	$10.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
•	$12.50 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
•	$16.25 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
•	$18.75 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which is liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 10,232,090 shares of Petros Common Stock. As of December 31, 2020, the milestones have not been achieved. The fair value of the derivative liability was $9.9 million as of December 31, 2020.

Metuchen equity holders will have the opportunity to receive the following during the period ending on the second anniversary of the Closing:

a.	The Earnout Payment shall be equal to 2,000,000 shares of Petros Common Stock if:

i.	Petros’ Market Capitalization (as defined in the Merger Agreement) is greater than or equal to $250,000,000 for a period of twenty (20) trading days during any thirty (30) consecutive trading day period with a Closing Price of no less than $17.50 on each such trading day; or
ii.	Petros receives aggregate gross proceeds of at least $25,000,000 in an offering (or series of offerings within a sixty (60) calendar day period) of Petros Common Stock with a price per share of Petros Common Stock sold equal to no less than $17.50 in each offering (or series of offerings) and where Petros has a Market Capitalization immediately prior to each such offering (or series of offerings) equal to at least $250,000,000.

b.	The Earnout Payment shall be equal to 2,000,000 shares of Petros Common Stock if:

i.	Petros’ Market Capitalization is greater than or equal to $300,000,000 for a period of twenty (20) trading days during any thirty (30) consecutive trading day period with a Closing Price of no less than $18.75 on each such trading day; or
ii.	Petros receives aggregate gross proceeds of at least $30,000,000 in an offering (or series of offerings within a sixty (60) calendar day period) of Petros Common Stock with a price per share of Petros Common Stock sold equal to no less than $18.75 in each offering (or series of offerings) and where Petros has a Market Capitalization immediately prior to each such offering (or series of offerings) equal to at least $300,000,000.

c.	The Earnout Payment shall be equal to 3,000,000 shares of Petros Common Stock if:

i.	Petros’ Market Capitalization is greater than or equal to $400,000,000 for a period of twenty (20) trading days during any thirty (30) consecutive trading day period with a Closing Price of no less than $22.50 on each such trading day; or
ii.	Petros receives aggregate gross proceeds of at least $40,000,000 in an offering (or series of offerings within a sixty (60) calendar day period) of Petros Common Stock with a price per share of Petros Common Stock sold equal to no less than $22.50 in each offering (or series of offerings) and where Petros has a Market Capitalization immediately prior to each such offering (or series of offerings) equal to at least $400,000,000.

d.	The Earnout Payment shall be equal to 3,232,090 shares of Petros Common Stock if:

i.	Petros’ Market Capitalization is greater than or equal to $500,000,000 for a period of twenty (20) trading days during any thirty (30) consecutive trading day period with a Closing Price of no less than $23.75 on each such trading day; or
ii.	Petros receives aggregate gross proceeds of at least $50,000,000 in an offering (or series of offerings within a sixty (60) calendar day period) of Petros Common Stock with a price per share of Petros Common Stock sold equal to no less than $23.75 in each offering (or series of offerings) and where Petros has a Market Capitalization immediately prior to each such offering (or series of offerings) equal to at least $500,000,000.

11)	Stock Options

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. As of December 31, 2020, there were 1,078,346 shares authorized and 504,015 shares available for issuance under the 2020 Plan.

Upon the consummation of the Mergers as disclosed in Note 1, Neurotrope options issued and outstanding as of December 1, 2020 were converted into equivalent options to purchase stocks of Petros common stock and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of stock options for the period from December 1, 2020 through December 31, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value ($ in thousands)
Options outstanding at December 1, 2020	574,331	$51.43	0.9	$-
Options granted	-	-	-	-
Less: options forfeited	-	-	-	-
Less: options expired/cancelled	-	-	-	-
Less: options exercised	-	-	-	-
Options outstanding at December 31, 2020	574,331	$51.43	0.9	$-
Options exercisable at December 31, 2020	574,331	$51.43	0.9	$-

Upon the consummation of the Mergers as disclosed in Note 1, the vesting of former Neurotrope stock options in accordance with their terms was accelerated due to a change in control pursuant to the terms of the Neurotrope, Inc. 2013 Equity Incentive Plan and the Neurotrope, Inc. 2017 Equity Incentive Plan. Pursuant to the change in control, Neurotrope extended the period to exercise the stock options to be one-year from the closing of the Mergers. Accordingly, the Company did not record any stock-based compensation expense in connection with these stock options.

On February 19, 2021, Fady Boctor, the President and Chief Commercial Officer of the Company, was granted an option to purchase 215,669 shares of the Company’s common stock at an exercise price of $3.74 per share. The option vested 50% as of February 19, 2021, the date of grant, and the remainder shall vest in equal installments on the first and second anniversary thereof.

12)	Common Stock Warrants

Upon the consummation of the Merger as disclosed in Note 1, Neurotrope warrants issued and outstanding as of December 1, 2020 were converted into equivalent warrants to purchase common stock of Petros and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of warrants for the period from December 1, 2020 through December 31, 2020:

Number of Shares
Warrants outstanding at December 1, 2020	4,407,962
Warrants issued	-
Warrants exercised	-
Warrants outstanding at December 31, 2020	4,407,962

As of December 31, 2020, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
76,569	$32.00	November 17, 2021
131,344	64.00	November 17, 2021
2,780	1.60	August 23, 2023
18,000	35.65	June 1, 2024
4,800	35.60	June 5, 2024
74,864	21.85	June 17, 2024
20,043	31.25	June 19, 2024
22,800	26.55	September 1, 2024
10,500	12.7382	September 16, 2024
22,800	4.30	December 1, 2024
28,000	5.65	March 2, 2025
28,000	7.30	June 1, 2025
28,000	5.50	September 1, 2025
28,000	4.71	December 1, 2025
2,221,829	7.50	December 1, 2025
908,498	17.50	December 1, 2025
623,303	51.25	December 1, 2025
157,832	125.00	December 1, 2025
4,407,962

13)	Basic and Diluted Net Loss per Common Share

Upon the consummation of the Mergers on December 1, 2020, the basic weighted average number of common shares outstanding for the year ended December 31, 2019 have been calculated on a pro forma basis using Metuchen’s historical weighted average number of common units outstanding multiplied by the exchange ratio used in the reverse recapitalization. For the year ended December 31, 2020, the basic weighted average shares outstanding has been calculated using the number of common units outstanding of Metuchen from January 1, 2020 through the December 1, 2020 acquisition date multiplied by the exchange ratio used in the transaction and the number of common shares outstanding of the Company from December 1, 2020 through December 31, 2020.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Years Ended December 31,
	2020	2019
Numerator
Net (loss) income	$(20,585,925)	$(32,511,300)

Denominator
Weighted-average common shares for basic and diluted net loss per unit	5,340,682	2,460,026

Basic and diluted net loss per common share	$(3.85)	$(13.22)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Years Ended December 31,
	2020	2019
Stock Options	574,331	-
Warrants	4,407,962	127,396
Total	4,982,293	127,396

14)	Marketing, Licensing and Distribution Agreements

(a)	Vivus

On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and exploitation of Stendra® for a one-time fee of $70 million, and for an additional $0.8 million, the Company also acquired the current Stendra® product and sample inventories as of September 30, 2016 that were owned by Vivus. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. In December 2000, Vivus originally was granted the license from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the Food and Drug Administration (“FDA”) in April 2012 to treat male erectile dysfunction.

The Company will pay MTPC a royalty of 5% on the first $500 million of net sales and 6% of net sales thereafter. In consideration for the trademark assignment and the use of the trademarks associated with the product and the Vivus technology, the Company shall (a) during the first, second, and third years following the expiration of the Royalty Period in a particular country in the Company’s territory, pay to Vivus a royalty equal to 2% of the net sales of products in such territory; and (b) following the fourth and fifth years following the end of the Royalty Period in such territory, pay to Vivus a royalty equal to 1% of the net sales of products in such territory. Thereafter, no further royalties shall be owed with respect to net sales of Stendra® in such territory.

In addition, the Company will be responsible for a pro-rata portion of a $6 million milestone payment to be paid once $250 million in sales has been reached on the separate revenue stream of Stendra®. Should the $250 million of sales threshold be reached, the Company will be responsible for $3.2 million of the milestone payment.

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement on the effective date of the License Agreement. The Supply Agreement states that Vivus will initially manufacture, test, and supply the product to the Company or its designee, directly or through one or more third parties. The agreement is effective through December 31, 2021. The Company provided Vivus with notice of termination of the supply agreement on September 30, 2019, effective on September 30. 2021. The Company is required to make future minimum annual purchases of Stendra® under the Supply Agreement as follows (based on current prices, however, subject to annual price increases). As of December 31, 2020, the minimum purchase obligation is $4.1 million in 2021.

Stendra® can be purchased by written purchase orders submitted to Vivus at least 125 days in advance of the desired shipment date. For each quarter, the Company is required to submit purchase orders for at least 90% of the quantities in the forecast above. Vivus will have no obligation to supply Stendra® in excess of 120% of the quantity specified above but will use reasonable efforts.

As of December 31, 2020 and 2019, the Company has $14.2 million and $9.3 million, respectively, of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. As API inventory is not a finished good, the Company does not have title to the product and classifies API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of December 31, 2020 and 2019, there was $1.3 million and $1.4 million, respectively, included in other current assets (see Note 5 Prepaid and Other Current Assets). As of December 31, 2020 and 2019, there was $11.1 million and $6.7 million included on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. During the years ended December 31, 2020 and 2019, the Company recorded a reserve of $0.8 million and $1.2 million, respectively, which is included in cost of goods sold, to reduce the cost of API inventory to its net realizable value.

During the years ended December 31, 2020 and 2019, the Company incurred royalties to MTPC for Stendra of $317,875 and $550,533. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of December 31, 2020, the Company had a payable for royalties of $8,728, which is included in accrued expenses in the accompanying consolidated balance sheet. As of December 31, 2019, the Company had a receivable for royalties of $309,147, which is included in other current assets in prepaid expenses and other current assets (see Note 5 Prepaid and Other Current Assets).

On July 7, 2020, Vivus announced that it has completed the solicitation of an in-court prepackaged plan of reorganization, under which IEH Biopharma LLC will take 100% ownership of Vivus. Vivus is a specialty pharmaceutical company and the Company has a License Agreement with Vivus for commercialization and exploitation of Stendra® as well as the Company and Vivus are parties to a Supply Agreement for which Vivus will manufacture, test and supply Stendra® to the Company. The License Agreement is a sublicense under Vivus’ license agreement with the owner of the Stendra® patent, MTPC.

The license agreement between MTPC and Vivus (“MTPC License”) contains certain termination rights that would allow MTPC to terminate the agreement if Vivus were to breach any of the terms of the MTPC License or become insolvent or bankrupt. In the event that MTPC terminates the MTPC License with Vivus because of any contractual breach the Company has step-in rights with MTPC, which would allow the Company to continue to sell Stendra®.

(b)	Hybrid

In March 2020, the Company acquired the exclusive license to H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000, with an additional $900,000 payment due upon obtainment of orphan indication for H100™ and termination of Hybrid’s existing agreement with a compounding pharmacy, and additional annual payments of $125,000, $150,000 and $200,000 due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales. In addition, the Company may terminate at any time after first anniversary, without cause, upon ninety (90) days’ notice.

The initial license fee of $100,000 and an extension payment of $100,000 has been recorded in research and development during the year ended December 31, 2020. The Company has treated the acquisition as an asset acquisition and has concluded that the asset acquired and the upfront payment should be expensed as it was considered an IPR&D asset with no alternative future uses.

On September 24, 2020, the Company and Hybrid amended the license agreement for H100™ to extend the term of the license agreement for an additional six months to March 24, 2021. In consideration for the amendment, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020.

15)	Commitments and Contingencies

(a)	Employment Agreements

The Company has employment agreements with certain executive officers and key employees that provide for, among other things, salary and performance bonuses.

In connection with entry into the Merger Agreement Amendment, Neurotrope, Neurotrope Bioscience, Inc. (a wholly-owned subsidiary of Neurotrope) and Metuchen entered into an Employee Lease Agreement pursuant to which Neurotrope and Neurotrope Bioscience, Inc. agreed to lease the services of Dr. Charles Ryan to Metuchen prior to the Closing. Dr. Ryan was required to devote no more than 75% of his working time performing services to Metuchen under the Employee Lease Agreement and Metuchen paid 75% of the costs associated with Dr. Ryan’s employment from the period beginning on June 1, 2020 through the Closing, including but not limited to, the costs for all compensation and benefits paid to, for or on behalf Dr. Ryan (the “Fees”). Upon consummation of the Mergers, Metuchen paid approximately $0.2 million for the Fees pursuant to the Employee Lease Agreement, which reduced the amount of cash that Petros retained following the Closing.

In connection with the consummation of the Mergers, on December 24, 2020, the Company and Mr. Keith Lavan entered into a Separation Agreement (the “Separation Agreement”), pursuant to which Mr. Lavan resigned as Senior Vice President and Chief Financial Officer of the Company and agreed to serve as an advisor to the Company through December 31, 2020 (the “Separation Date”). Pursuant to the Separation Agreement, in addition to other benefits, Mr. Lavan received a stay-on bonus of $50,000 for continuing to remain employed by the Company through the Separation Date. For his services as an advisor, the Company agreed to pay Mr. Lavan an amount equal to 50% of his base salary as of immediately prior to the Separation Date. The Company paid 70% of such amount on January 15, 2021 and 30% of such amount in equal installments from the Separation Date through June 30, 2021. In addition, Mr. Lavan executed a general release of liabilities in favor of the Company.

(b)	Legal Proceedings

On July 14, 2020, Greg Ford, the Chief Executive Officer of the Company, was terminated. On July 14, 2020, Mr. Ford, through his attorney, claimed that he was entitled to severance pay pursuant to an employment agreement following the termination of his employment on that same date. This claim is currently at an early stage where the Company is unable to determine the likelihood of any unfavorable outcome.

The Company is not currently involved in any other significant claims or legal actions that, in the opinion of management, will have a material adverse impact on the Company’s operations, financial position or cash flows.

(c)	Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 3.7 years to 6.0 years.

The components of lease expense were as follows:

	For the Years Ended December 31,
	2020	2019
Operating Lease Cost:
Fixed lease cost	$179,246	$88,002

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2020	As of December 31, 2019
Operating lease ROU asset:
Other assets	$579,535	$672,246

Operating lease liability:
Other current liabilities	$108,971	$96,104
Other long-term liabilities	530,597	639,568
Total operating lease liability	$639,568	$735,672

Supplemental lease term and discount rate information related to leases was as follows:

	As of December 31, 2020	As of December 31, 2019
Weighted-average remaining lease terms - operating leases	4.7 years	5.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$182,639	$92,068

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$698,127

Future minimum lease payments under non-cancelable leases as of December 31, 2020 were as follows:

Lease Liability Maturity Analysis	Operating Leases
2021	184,239
2022	187,739
2023	189,374
2024	155,242
Thereafter	163,432
Total lease payments	880,026
Less: Imputed Interest	(240,458)
Total	$639,568

As of December 31, 2020, the Company had no operating leases that had not yet commenced.

16)	Income Taxes

The current and deferred income tax expense (benefit) for the years ended December 31, 2020 and 2019 is as follows:

	For the Years Ended December 31,
	2020	2019
Current expense (benefit):
Federal	$5,085	$-
State	88	-
Total current expense (benefit)	5,173	-
Deferred expense (benefit):
Federal	(1,378,731)	(165,483)
State	(53,435)	(480,383)
Total deferred expense (benefit)	(1,432,166)	(645,866)
Total income tax expense (benefit)	$(1,426,993)	$(645,866)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2020	2019
Income at US statutory rate	21.00%	21.00%
State taxes, net of federal benefit	1.56%	1.59%
Permanent differences	-2.68%	-0.02%
Recapitalization	36.49%	0.00%
Pass through income to members	-32.71%	-21.13%
Valuation allowance	-17.22%	0.00%
Other	0.00%	0.51%
Effective income tax rate	6.44%	1.95%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and December 31, 2019 are as follows:

	For the Years Ended December 31,
	2020	2019
Accruals	$90,222	$5,732
Intangible assets	(1,238,128)	(1,438,682)
Depreciation and amortization	5,661,235	-
Expenses no currently deductible	148,708	-
Net operating loss carryforwards	57,266	783
Interest expense limitation	25,547	-
Stock-based compensation	2,505,425	-
Valuation allowance	(7,250,275)	-
Total deferred tax liability	$-	$(1,432,167)

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards ("NOL") will not be utilized in the foreseeable future.

The cumulative valuation allowance as of December 31, 2020 is $7.3 million, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2020, the Company’s estimated aggregate total NOLs were $270 thousand for U.S. federal purposes with an indefinite life due to regulations set forth in the Tax Cuts and Jobs Act of 2017. The future utilization of the NOLs are limited to 80% of taxable income.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The Company is not currently under audit in any taxing jurisdictions.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2020, the Company has not recorded any uncertain tax positions in its consolidated financial statements.

17)	Defined Contribution Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Eligible employees can contribute to the defined contribution plan, subject to certain limitations, on a pre-tax basis. The Company matches up to 100% of the first 6% of each employee’s contribution and is recognized as expense in general and administrative expenses on the consolidated statement of operations. Employer contributions were $116,364 and $218,361 for the year ended December 31, 2020 and 2019, respectively.

18)	Segment Information

The Company manages its operations through two segments. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male erectile dysfunction. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States, and H100™ for the treatment of Peyronie’s disease. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. The Company separately presents the costs associated with certain corporate functions as Corporate, primarily consisting of unallocated operating expenses including costs that were not specific to a particular segment but are general to the group, expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other income (expense), net is also not allocated to the operating segments.

The Company’s results of operations by reportable segment for the year ended December 31, 2020 are summarized as follows:

For the year ended December 31, 2020	Prescription Medications	Medical Devices	Corporate	Consolidated
Net sales	$6,357,498	$3,201,971	$-	$9,559,469
Cost of goods sold	3,083,417	963,049	-	4,046,466
Selling, general and administrative expenses	8,784,716	2,024,448	4,865,804	15,674,968
Research and development expenses	459,636	-	-	459,636
Depreciation and amortization expense	5,424,292	1,236,146	-	6,660,438
Change in fair value of derivative liability	1,680,000	-	-	1,680,000
Interest expense	-	-	3,050,879	3,050,879
Income tax benefit	-	1,426,993	-	1,426,993
Net loss	$(13,074,563)	$405,321	$(7,916,683)	$(20,585,925)

The Company’s results of operations by reportable segment for the year ended December 31, 2019 are summarized as follows:

For the Year Ended December 31, 2019	Prescription Medications	Medical Devices	Corporate	Consolidated
Net sales	$11,110,660	$4,466,506	$-	$15,577,166
Cost of goods sold	6,057,977	1,369,134	-	7,427,111
Selling, general and administrative expenses	13,873,200	2,735,390	3,118,633	19,727,223
Depreciation and amortization expense	4,145,833	1,145,274	-	5,291,107
Impairment loss	2,443,930	-		2,443,930
Interest expense	-	-	13,844,961	13,844,961
Income tax expense	-	645,866	-	645,866
Net loss	$(15,410,280)	$(137,426)	$(16,963,594)	$(32,511,300)

The following table reflects net sales by geographic region for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
Net sales	2020	2019
United States	$8,555,831	$14,236,886
International	1,003,638	1,340,280
	$9,559,469	$15,577,166

No individual country other than the United States accounted for 10% of total sales for the year ended December 31, 2020 and 2019.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2020 are summarized as follows:

	Prescription Medications	Medical Devices	Consolidated
Intangible assets, net	$24,625,686	$7,535,233	$32,160,919
Total segment assets	$60,725,191	$9,128,823	$69,854,014

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2019 are summarized as follows:

	Prescription Medications	Medical Devices	Consolidated
Intangible assets, net	$30,039,758	$8,771,379	$38,811,137
Total segment assets	$47,455,382	$10,910,911	$58,366,293

