Form 10-Q
period 2021-03-31
Petros Pharmaceuticals, Inc.
filed 2021-05-14
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2021

Or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission File Number: 001-39752

Petros Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1410058
(State of Incorporation)	(I. R. S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(973) 242-0005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001	PTPI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 10, 2021, there were 9,798,261 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; risks related to Petros’ history of incurring significant losses; risks related to Petros’ substantial dependence on the commercialization of a single product, Stendra®, and on a single distributor thereof; risks related to Petros’ commercial supply agreement with Vivus, including the risk that Petros may not be able to obtain sufficient quantities of Stendra® in a timely manner or on commercially viable terms; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2020 and in our other reports that we file with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in, or incorporated by reference into, this Quarterly Report on Form 10-Q to reflect any new information or future events or circumstances or otherwise, except as required by the federal securities laws.

OTHER INFORMATION

All references to “Petros,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Petros Pharmaceuticals, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	December 31,
	(Unaudited)	2020
Assets
Current assets:
Cash	$14,566,710	$17,139,694
Accounts receivable, net	6,194,198	5,152,969
Inventories	560,864	760,530
Deposits with related party	4,576	4,576
Prepaid expenses and other current assets	2,637,316	2,847,284

Total current assets	23,963,664	25,905,053

Fixed assets, net	57,062	64,250
Intangible assets, net	30,434,646	32,160,919
API purchase commitment	11,144,257	11,144,257
Other assets	554,379	579,535
Total assets	$66,154,008	$69,854,014

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of senior debt, net	$5,061,264	$7,175,029
Accounts payable	5,276,283	5,609,556
Accrued expenses	15,382,284	14,683,786
Accrued inventory purchases	14,203,905	14,203,905
Other current liabilities	296,620	221,766
Total current liabilities	40,220,356	41,894,042

Derivative liability	4,510,000	9,890,000
Other long-term liabilities	500,512	600,920
Total liabilities	45,230,868	52,384,962

Stockholders’ Equity:
Preferred stock (par value of $0.0001 per share, 50,000,000 shares authorized, 0 and 500 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	—	—
Common stock (par value of $0.0001 per share, 150,000,000 shares authorized, 9,798,261 and 9,707,655 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively)	980	971
Additional paid-in capital	79,615,223	79,170,225
Accumulated deficit	(58,693,063)	(61,702,144)
Total Stockholders’ Equity	20,923,140	17,469,052
Total Liabilities and Stockholders' Equity	$66,154,008	$69,854,014

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net sales	$4,075,606	$1,791,921
Cost of goods sold	643,386	784,035
Gross profit	3,432,220	1,007,886
Operating expenses:
Selling, general and administrative	3,881,717	4,816,463
Research and development expense	19,181	139,385
Depreciation and amortization expense	1,728,829	1,661,362
Total operating expenses	5,629,727	6,617,210
Loss from operations	(2,197,507)	(5,609,324)
Change in fair value of derivative liability	5,380,000	—
Interest expense, senior debt	(173,412)	(427,584)
Interest expense, subordinated related party term loans	—	(76,282)
Income (loss) before income taxes	3,009,081	(6,113,190)
Income tax benefit	—	(29,971)
Net income (loss)	$3,009,081	$(6,083,219)
Net income (loss) per common share
Basic and Diluted	$0.31	$(1.23)
Weighted average common shares outstanding
Basic	9,753,086	4,949,610
Effect of common share equivalents	1,600	—
Diluted	9,754,686	4,949,610

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL

(Unaudited)

		Preferred		Common
	Preferred	Units	Common	Units	Accumulated
	Units	Amount	Units	Amount	Deficit	Total
Balance, December 31, 2019	1,619,754	$20,018,205	3,434,551	$29,117,233	$(41,116,219)	$8,019,219
Net loss	—	—	—	—	(6,083,219)	(6,083,219)
Balance, March 31, 2020	1,619,754	$20,018,205	3,434,551	$29,117,233	$(47,199,438)	$1,936,000

			Common
	Preferred	Common	Stock	Paid-in	Accumulated
	Stock	Stock	Amount	Capital	Deficit	Total
Balance, December 31, 2020	500	9,707,655	$971	$79,170,225	$(61,702,144)	$17,469,052
Conversion of Preferred Stock to Common Stock	(500)	60,606	6	(6)	—	—
Issuance of Common Stock for services	—	30,000	3	97,797	—	97,800
Stock-Based Compensation Expense	—	—	—	347,207	—	347,207
Net income	—	—	—	—	3,009,081	3,009,081
Balance, March 31, 2021	—	9,798,261	$980	$79,615,223	$(58,693,063)	$20,923,140

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,009,081	$(6,083,219)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,728,829	1,661,362
Bad debt expense	2,984	—
Inventory and sample inventory reserve	48,228	113,207
Non-cash paid-in-kind interest	—	116,299
Amortization of deferred financing costs and debt discount	12,500	—
Accretion for end of term fee	—	45,396
Deferred tax benefit	—	(29,971)
Lease expense	25,156	22,202
Derivative liability	(5,380,000)	—
Stock based compensation	347,207	—
Non-employee stock based compensation	97,800	—
Changes in operating assets and liabilities:
Accounts receivable	(1,044,213)	(1,479,722)
Inventories	193,987	225,510
Deposits	—	2,326
Prepaid expenses and other current assets	172,051	1,309,356
Accounts payable	(333,273)	1,350,722
Accrued expenses	698,498	531,107
Accrued inventory purchases	—	(250,000)
Other current liabilities	74,992	115,167
Long-term liabilities	(100,408)	(25,009)
Net cash used in operating activities	(446,581)	(2,375,267)

Cash flows from investing activities:
Acquisition of fixed assets	—	(4,429)
Net cash used in investing activities	—	(4,429)

Cash flows from financing activities:
Payment of senior debt	(1,592,028)	(1,624,274)
Payment of portion of senior debt end of term fee	(534,375)	—
Proceeds from subordinated related party term loans	—	3,000,000
Net cash (used in) provided by financing activities	(2,126,403)	1,375,726

Net decrease in cash	(2,572,984)	(1,003,970)

Cash, beginning of period	17,139,694	2,145,815
Cash, end of period	14,566,710	1,141,845

Supplemental cash flow information:
Cash paid for interest during the period	$176,677	$372,060

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, and Liquidity

Nature of Operations

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

The Mergers were accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Metuchen was determined to be the accounting acquirer based on an analysis of the criteria outlined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 805, Business Combinations (“ASC 805”) and the facts and circumstances specific to the Mergers, including: (1) Metuchen Securityholders owned approximately 51.0% of the equity securities of Petros immediately following the closing of the transaction; (2) a majority of the board of directors of Petros are composed of directors designated by Metuchen under the terms of the Mergers; and (3) a majority of the existing members of Metuchen’s management are the management of Petros. The net assets of Metuchen are stated at historical costs in the Company’s Condensed Consolidated Financial Statements, with no goodwill or intangible assets recorded. Accordingly, the historical financial statements of Metuchen through November 30, 2020 became the Company’s historical financial statements, including the comparative prior periods. These Condensed Consolidated Financial Statements include Metuchen, Petros and Neurotrope, Inc, after the spin-off discussed above, from December 1, 2020, the date the reverse recapitalization was consummated.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2020, has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of TIMM Medical, Inc. (“TIMM”), and Pos-T-Vac, LLC (“PTV”), subsidiaries of Metuchen, and Metuchen, a subsidiary of Petros. All intercompany accounts and transactions are eliminated in consolidation.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception. As of March 31, 2021, the Company had cash of $14.6 million, negative working capital of approximately $16.3 million, including debt of $5.1 million maturing in 2021, and sustained cumulative losses attributable to common stockholders of $58.7 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, negotiating an extension of our debt arrangement and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. While we are optimistic that we will be successful in our efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., (“the JCP Investor”) through May 17, 2022.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, and assessment of long-lived assets, including intangible asset impairment, the determination of the fair value of the derivative liability, and the allocation of the purchase price in acquisitions, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

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

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians have prevented in-person visits by sales representatives to physicians’ offices. The Company has taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced its sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continues to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. The Company anticipates rehiring and/or assigning representatives to cover sales territories as physician access resumes new normal levels. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices and as of March 31, 2021, they remain closed, with the Company’s employees continuing their work outside of the Company’s offices. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed.

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

As of March 31, 2021 and December 31, 2020, the reserves for sales deductions were $8.2 million and $8.6 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of March 31, 2021 and December 31, 2020, the reserves for product returns were $7.0 million and $7.1 million, respectively, and are included as a component of accrued expenses.

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

Medical Device Sales

The Company’s medical device sales consist of domestic and international sales of men’s health products for the treatment of erectile dysfunction. The men’s health products do not require a prescription and include Vacuum Erection Devices, VenoSeal, and other related accessories. Under Topic 606, the Company recognizes revenue from medical device sales when its performance obligations with its customers have been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide medical devices upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the medical device, which is typically upon shipment. The Company invoices its customers after the medical devices have been shipped and invoice payments are generally due within 30 days of invoice date for domestic customers and 90 days for international customers.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of March 31, 2021 and December 31, 2020, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at March 31, 2021and December 31, 2020.

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

Financial instruments recognized at historical amounts in the condensed consolidated balance sheets consist of cash, accounts receivable, other current assets, accounts payable, accrued expenses, other current liabilities, and senior debt. The Company believes that the carrying value of cash, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximates their fair values due to the short-term nature of these instruments.

The carrying value of senior debt as of March 31, 2021 and December 31, 2020 approximated fair value. The fair value of the senior debt was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield and is considered Level 3 in the fair value hierarchy.

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as March 31, 2021, and December 31, 2020 was $4.5 million and $9.9 million, respectively. See Note 10 Stockholders’ Equity.

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

Income Taxes

Prior to the consummation of the Mergers, Metuchen was a limited liability company (“LLC”) for federal income tax purposes and had elected to be treated as a Partnership for federal and state income tax purposes. PTV is a disregarded entity for federal income tax purposes. As such, all income tax consequences resulting from the operations were reported on the member’s income tax return. In addition, Timm was included in the Company’s structure where taxes were paid at the entity level.

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

The Company records uncertain tax positions in accordance with FASB ASC No. 740 Income Taxes (“ASC 740) on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statement of operations. As of March 31, 2021 and December 31, 2020 no accrued interest or penalties are recorded in the condensed consolidated balance sheets.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, excluding the dilutive effects of stock options and warrants to purchase common shares. The Company computes diluted net loss per common share by dividing the net loss applicable to common share by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common shares, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per share of common stock for the three months ended March 31, 2020. See Note 13 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Pending Adoption as of March 31, 2021

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect that the new guidance will have on its condensed consolidated financial statements and related disclosures.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	March 31, 2021	December 31, 2020
Gross accounts receivables	$7,252,380	$6,560,291
Distribution service fees	(658,386)	(972,652)
Chargebacks accrual	(96,848)	(121,269)
Cash discount allowances	(71,164)	(84,601)
Allowance for doubtful accounts	(231,784)	(228,800)
Total accounts receivable, net	$6,194,198	$5,152,969

For the three months ended March 31, 2021 and 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer which represented approximately 88% and 82% of total gross sales, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included one customer at March 31, 2021 and December 31, 2020 equal to 93% for both periods, of the Company’s total gross accounts receivables.

4)    Inventories

Inventory is comprised of the following:

	March 31, 2021	December 31, 2020
Raw materials	$298,785	$325,932
Finished goods	262,079	434,598
Total inventory	$560,864	$760,530

Finished goods are net of valuation reserves of $941,545 and $935,866 as of March 31, 2021 and December 31, 2020, respectively. Raw materials are net of valuation reserves of $2,872,977 as of both March 31, 2021 and December 31, 2020, respectively, which is related to bulk inventory that is fully reserved.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2021	December 31, 2020
Prepaid samples	$5,645	$58,483
Prepaid insurance	180,819	149,452
Prepaid FDA fees	504,648	756,972
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 14)	1,304,541	1,304,541
Other prepaid expenses	473,080	391,552
Other current assets	97,083	114,784
Total prepaid expenses and other current assets	$2,637,316	$2,847,284

Prepaid samples, which are presented net of reserves, are expensed when distributed to the sales force. The prepaid samples reserve amount was $393,773 and $351,224 at March 31, 2021, and December 31, 2020, respectively.

6)    Intangible Assets

Balance at December 31, 2019	$38,811,137
Amortization expense	(6,650,218)
Balance at December 31, 2020	$32,160,919
Amortization expense	(1,726,273)
Balance at March 31, 2021	$30,434,646

The future annual amortization related to the Company’s intangible assets is as follows:

2021 (remaining 9 months)	5,141,498
2022	6,191,740
2023	5,445,729
2024	4,650,787
Thereafter	9,004,892
Total	$30,434,646

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of March 31, 2021 are $23.2 million, $5.6 million, and $1.6 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2020 are $24.6 million, $5.9 million, and $1.6 million, respectively.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2021	December 31, 2020
Accrued price protection	$1,853,979	$1,853,979
Accrued product returns	9,350,000	9,452,248
Accrued contract rebates	415,043	412,046
Due to Vivus (see Note 14)	2,267,523	2,267,523
Due to third-party logistic provider	620,665	—
Accrued severance	186,679	519,609
Accrued professional fees	69,916	—
Other accrued expenses	618,479	178,381
Total accrued expenses	$15,382,284	$14,683,786

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

8)    Debt

Senior Debt

The following is a summary of the Company’s senior indebtedness at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal balance	$5,061,264	$6,653,292
Plus: End of term fee	—	534,237
Less: Debt issuance costs	—	(12,500)
Total senior debt	$5,061,264	$7,175,029

On September 30, 2016, the Company entered into a loan agreement with Hercules, a third party, for a $35 million term loan (“Senior Debt”). The Senior Debt includes an additional Paid-In-Kind (“PIK”) interest that increases the outstanding principal on a monthly basis at an annual rate of 1.35% and a $787,500 end of term charge. The end of term charge is being recognized as interest expense and accreted over the term of the Senior Debt using the effective interest method.

On November 22, 2017, the Company amended its loan agreement with Hercules (“First Amendment”). The end of term charge was increased from $787,500 to $1,068,750

On April 13, 2020, the Company amended its loan agreement with Hercules. The amendment waived all financial covenant defaults for all periods since inception through the period ending March 31, 2020. The amendment also included the following changes:

●	Extended the maturity date from October 1, 2020 to April 2021, which can be further extendable to December 1, 2021 upon achieving the Financing Milestone, as defined in the agreement.
●	Increased the cash interest rate from the greater of (a) 10.75% or (b) 10.75% plus the US WSJ Prime minus 4.50% to the greater of (a) 11.50% or (b) 11.50% plus the US WSJ Prime minus 4.25%.
●	Removed the PIK interest rate.
●	Removed the prepayment penalty.

The end of term charge of $1,068,750 was partially extended with $534,375 paid on October 1, 2020 and $534,375 paid on February 1, 2021.

Effective September 30, 2020, the Company and Hercules entered into the Third Amendment to Loan and Security Agreement (“Third Amendment”) to provide for interest only payments commencing on October 1, 2020 and continuing through December 22, 2020 unless the Company raised net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P, an affiliate of the JCP Investor., Hercules and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow funds amounting to approximately $1.5 million, an amount equal to the aggregate of certain principal payments due under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt now has a maturity date of December 1, 2021. As of March 31, 2021, the Company was in compliance with its covenants.

Interest expense on the Senior Debt was as follows for the periods indicated:

	For the Three Months Ended
	March 31,
	2021	2020
Interest expense for term loan	$160,912	$387,566
Amortization of debt issuance costs	12,500	—
PIK interest	—	40,017
	$173,412	$427,583

Included in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2021, and December 31, 2020 is $50,119 and $65,885, respectively, of accrued and unpaid interest.

Subordinated Related Party Term Loans

Subordinated Related Party Term Loans Entered into During 2020

During, 2020, the Company entered into Subordinated Promissory Notes with the JCP Investor in the principal amount of 15.5 million. The maturity date of the Subordinated Promissory Notes was April 2, 2021 and they had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

In connection with the entry into the Merger Agreement on May 17, 2020, the JCP Investor, Neurotrope and Metuchen entered into a Note Conversion and Loan Repayment Agreement pursuant to which, the JCP Investor agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock in connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated. Accordingly, the principal balance of the Subordinated Promissory Notes and accrued PIK interest was $0 as of both March 31, 2021, and December 31, 2020.

Interest expense on this debt was $76,282 comprised entirely of PIK interest, for the three months ended March 31, 2020.

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

As a result of the Mergers, the former Neurotrope shareholders collectively owned approximately 4,758,045 shares of Petros Common Stock and 500 shares of Petros Preferred Stock and the former Metuchen unit holders collectively owned 4,949,610 shares of Petros Common Stock. Accordingly, the former Metuchen unit holders collectively owned approximately 51% of Petros and the former Neurotrope shareholders collectively owned approximately 49% of Petros.

On January 26, 2021, 500 shares of the Company’s Preferred Stock were converted into 60,606 shares of the Company’s common stock.

Effective January 1, 2021, the Company entered into a Marketing and Consulting Agreement (the “Agreement”) with CorProminence, LLC (the “Consultant”) for certain shareholder information and relation services. The term of the Agreement is for one year with automatic consecutive one-year renewal terms. As consideration for the shareholder information and relation services, the Company will pay the Consultant a monthly retainer of $7,500 and issued 30,000 restricted shares of the Company’s common stock to the Consultant on March 24, 2021 (the “Grant Date”). The restricted shares vested immediately on the Grant Date.

Effective April 1, 2021, the Company entered into a Consulting and Advisory Agreement (the “Agreement”) with Tania King, an employee of Juggernaut Capital Partners LLP, for certain services. The term of the Agreement is indefinite but may be terminated by either party, with or without cause. As consideration for the consulting and advisory services, the Company will pay Ms. King a monthly fee of $4,000, an additional $12,000 payment included with the first monthly fee for services provided since January 1, 2021, and issue restricted stock units for shares of the Company’s common stock (“RSU’s”) with a cash value of $72,000 as of the date of the grant (the “Grant Date”). The RSU’s shall vest and settle in full on the one-year anniversary of the grant date.

Backstop Agreement

In connection with the entry into the Merger Agreement, Neurotrope and an affiliated entity of the JCP Investor entered into a Backstop Agreement pursuant to which Juggernaut agreed to contribute to Metuchen at the closing of the Mergers an amount equal to the Working Capital Shortfall Amount (as defined in the Merger Agreement), if any, as determined in accordance with the Merger Agreement, up to an aggregate amount not to exceed $6,000,000 (the “Commitment Cap”). Following the closing of the Mergers and until the one-year anniversary of the closing of the Mergers (the “Anniversary Date”), Juggernaut agreed to contribute, or cause an affiliate to contribute, to Petros an amount equal to the Commitment Cap less the Working Capital Shortfall Amount (the “Post-Closing Commitment”) on the Anniversary Date; provided, however, that, (a) in the event that, at any time between the closing of the Mergers and the Anniversary Date, the closing price per share of Petros’s Common Stock on The Nasdaq Capital Market or any other securities exchanges on which the Petros Common Stock is then traded equals or exceeds $2.175 for a period of ten consecutive trading days, then the Post-Closing Commitment shall be reduced by fifty percent (50%) and (b) in the event that, at any time between the closing of the Mergers and the Anniversary Date, the closing price per share of Petros’s Common Stock on The Nasdaq Capital Market or any other securities exchanges on which the Petros Common Stock is then traded equals or exceeds $2.5375 for a period of ten (10) consecutive trading days, then the Post-Closing Commitment shall be $0.

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

Milestone Earnout Payments

In connection with the Mergers, each security holder of Metuchen received an equity classified earnout consideration to be paid in the form of Petros Common Stock if the Closing Price (as defined in the Merger Agreement) per share of stock of Petros’ Common Stock equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone earnout payment. In no event will the sum of the milestone earnout payments be greater than 4,000,000 shares of Petros Common Stock. As of March 31, 2021, the milestones have not been achieved.

If at any time following the Closing (as defined in the Merger Agreement) and prior to the one-year anniversary of the Closing, the Closing Price per share of Petros Common Stock is, for a period of twenty (20) trading days during any thirty (30) consecutive trading day period, greater than or equal to:

●	$8.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
●	$10.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
●	$13.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
●	$15.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.

If at any time within the twelve (12) month period following the one-year anniversary of the Closing, the Closing Price per share of Petros Common Stock is, for a period of twenty (20) trading days during any thirty (30) consecutive trading day period, greater than or equal to:

●	$10.00 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
●	$12.50 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
●	$16.25 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.
●	$18.75 - then the earnout payment will be equal to 1,000,000 shares of Petros Common Stock.

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which is liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 10,232,090 shares of Petros Common Stock. As of March 31, 2021, the milestones have not been achieved. The fair value of the derivative liability was $4.5 million and $9.9 million as of March 31, 2021 and December 31, 2020, respectively.

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

11)    Stock Options

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. As of March 31, 2021 there were 1,078,346 shares authorized, and 288,346 shares available for issuance, under the 2020 Plan.

Upon the consummation of the Mergers as disclosed in Note 1, Neurotrope options issued and outstanding as of December 1, 2020 were converted into equivalent options to purchase stocks of Petros common stock and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of stock options for the three months ended March 31, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding and exercisable at December 31, 2020	574,331	$51.43	0.9	$—
Options granted	215,669	3.74	9.9	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	—	—	—	—
Less: options exercised	—	—	—	—
Options outstanding at March 31, 2021	790,000	38.41	3.3	—
Options exercisable at March 31, 2021	682,166	43.89	2.3	—

Upon the consummation of the Mergers as disclosed in Note 1, the vesting of former Neurotrope stock options in accordance with their terms was accelerated due to a change in control pursuant to the terms of the Neurotrope, Inc. 2013 Equity Incentive Plan and the Neurotrope, Inc. 2017 Equity Incentive Plan. Pursuant to the change in control, Neurotrope extended the period to exercise the stock options to be one-year from the closing of the Mergers. Accordingly, the Company did not record any stock-based compensation expense in connection with these stock options during the period from December 1, 2020 through December 31, 2020.

On February 19, 2021, Fady Boctor, the President and Chief Commercial Officer of the Company, was granted an option to purchase 215,669 shares of the Company’s common stock at an exercise price of $3.74 per share. The option vested 50% as of February 19, 2021, the date of grant, and the remainder shall vest in equal installments on the first and second anniversary thereof.

On April 8, 2021, in connection with the Directors’ appointment to the Board upon the Company becoming an independent publicly traded company on December 1, 2020, the Company awarded each of the five Directors an initial grant of options (the “Initial Grant”) to purchase 50,000 shares of common stock of the Company at an exercise price of $3.18 per share. The shares of common stock underlying the options vested 25% on the date of grant, 25% shall vest upon the six-month anniversary of the date of grant and the remainder shall vest in equal installments over the following four fiscal quarters. On April 23, 2021, Tania King, a JCP Investor affiliate, pursuant to her contract, received $72,000 of RSUs when the closing stock price was $3.09 per share, or 23,301 RUSs granted with cliff vesting of 100% in one year. In addition, additional RSUs, valued at $296,000, were granted to five directors on April 8, 2021 when the closing price was $3.18 per share, resulting in 93,082 RSUs issued. As of April 23, 2021, the 2020 Plan is short of shares to cover all the board grants and options by 78,037 shares.

12)    Common Stock Warrants

Upon the consummation of the Merger as disclosed in Note 1, Neurotrope warrants issued and outstanding as of December 1, 2020 were converted into equivalent warrants to purchase common stock of Petros and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of warrants for the three months ended March 31, 2021:

Number of Shares
Warrants outstanding at December 31, 2020	4,407,962
Warrants issued	—
Warrants exercised	—
Warrants outstanding at March 31, 2021	4,407,962

As of March 31, 2021, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
76,569	$32.00	November 17, 2021
131,344	64.00	November 17, 2021
2,780	1.60	August 23, 2023
18,000	35.65	June 1, 2024
4,800	35.60	June 5, 2024
74,864	21.85	June 17, 2024
20,043	31.25	June 19, 2024
22,800	26.55	September 1, 2024
10,500	12.7382	September 16, 2024
22,800	4.30	December 1, 2024
28,000	5.65	March 2, 2025
28,000	7.30	June 1, 2025
28,000	5.50	September 1, 2025
28,000	4.71	December 1, 2025
2,221,829	7.50	December 1, 2025
908,498	17.50	December 1, 2025
623,303	51.25	December 1, 2025
157,832	125.00	December 1, 2025
4,407,962

13)    Basic and Diluted Net Loss per Common Share

Upon the consummation of the Mergers on December 1, 2020, the basic weighted average number of common shares outstanding for the three months ended March 31, 2020 has been calculated using the number of common units outstanding of Metuchen from January 1, 2020 through the March 31, 2020 multiplied by the exchange ratio used in the transaction.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Three Months Ended
	March 31,
	2021	2020
Numerator
Net income (loss)	$3,009,081	$(6,083,219)
Denominator
Weighted-average common shares for basic net income (loss) per share	9,753,086	4,949,610
Effect of common share equivalents within common stock warrants	1,600	—
Weighted-average common shares for basic net income (loss) per share	9,754,686	4,949,610
Basic and diluted net income (loss) per common share	$0.31	$(1.23)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Three Months Ended
	March 31,
	2021	2020
Stock Options	790,000	—
Warrants	4,405,182	127,396
Total	5,195,182	127,396

14)   Marketing, Licensing and Distribution Agreements

(a)    Vivus

On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc, (“Vivus”) to purchase and receive the license for the commercialization and exploitation of Stendra® for a one-time fee of $70 million, and for an additional $0.8 million, the Company also acquired the current Stendra® product and sample inventories as of September 30, 2016 that were owned by Vivus. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. In December 2000, Vivus originally was granted the license from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the Food and Drug Administration (“FDA”) in April 2012 to treat male erectile dysfunction.

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement on the effective date of the License Agreement. The Supply Agreement states that Vivus will initially manufacture, test, and supply the product to the Company or its designee, directly or through one or more third parties. The agreement is effective through December 31, 2021. On July 7, 2020, Vivus announced that it has completed the solicitation of an in-court prepackaged plan of reorganization, under which IEH Biopharma LLC will take 100% ownership of Vivus. The Company provided Vivus with notice of termination of the supply agreement on September 30, 2019, effective on September 30. 2021. The Company is required to make future minimum annual purchases of Stendra® under the Supply Agreement as follows (based on current prices, however, subject to annual price increases). As of March 31, 2021, the minimum purchase obligation is estimated to be $4.1 million in 2021.

Stendra® can be purchased by written purchase orders submitted to Vivus at least 125 days in advance of the desired shipment date. For each quarter, the Company is required to submit purchase orders for at least 90% of the quantities in the forecast above. Vivus will have no obligation to supply Stendra® in excess of 120% of the quantity specified above but will use reasonable efforts.

As of both March 31, 2021, and December 31, 2020, the Company has $14.2 million of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. As API inventory is not a finished good, the Company does not have title to the product and classifies API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of both March 31, 2021, and December 31, 2020, there was $1.3 million included in other current assets (see Note 5 Prepaid and Other Current Assets). As of both March 31, 2021, and December 31, 2020, $11.1 million included in other assets on the accompanying condensed consolidated balance sheets. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. During the three months ended March 31, 2021 and 2020, the Company has not recorded any additional reserve to reduce the cost of API inventory.

During the three months ended March 31, 2021 and 2020, the Company incurred royalties to MTPC for Stendra of $160,032 and $39,913, respectively. Royalties incurred were included in cost of goods sold in the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company had a payable for royalties of $168,760 and $8,728, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets. Royalties incurred were included in cost of goods sold in the condensed consolidated statements of operations.

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

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the License Agreement) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was payable within seven calendar days of entering into the agreement.

15)  Commitments and Contingencies

(a)    Employment Agreements

The Company has employment agreements with certain executive officers and key employees that provide for, among other things, salary and performance bonuses.

In connection with entry into the Merger Agreement Amendment, Neurotrope, Neurotrope Bioscience, Inc. (a wholly-owned subsidiary of Neurotrope) and Metuchen entered into an Employee Lease Agreement pursuant to which Neurotrope and Neurotrope Bioscience, Inc. agreed to lease the services of Dr. Charles Ryan to Metuchen prior to the Closing. Dr. Ryan was required to devote no more than 75% of his working time performing services to Metuchen under the Employee Lease Agreement and Metuchen paid 75% of the costs associated with Dr. Ryan’s employment from the period beginning on June 1, 2020 through the Closing, including but not limited to, the costs for all compensation and benefits paid to, for or on behalf of Dr. Ryan (the “Fees”). Upon consummation of the Mergers, Metuchen paid approximately $0.2 million for the Fees pursuant to the Employee Lease Agreement, which reduced the amount of cash that Petros retained following the Closing.

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

(c)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 3.4 years to 5.8 years.

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Operating Lease Cost:
Fixed lease cost	$44,812	$44,812

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2021	As of December 31, 2020
Operating lease ROU asset:
Other assets	$554,379	$579,535

Operating lease liability:
Other current liabilities	$113,052	$108,971
Other long-term liabilities	500,512	530,597
Total operating lease liability	$613,564	$639,568

Supplemental lease term and discount rate information related to leases was as follows:

	As of March 31, 2021	As of December 31, 2020
Weighted-average remaining lease terms - operating leases	4.4 years	4.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,942	$45,660

Future minimum lease payments under non-cancelable leases as of March 31, 2021 were as follows:

Lease Liability Maturity Analysis	Operating Leases
2021 (remaining 9 months)	138,297
2022	187,739
2023	189,374
2024	155,242
Thereafter	163,433
Total lease payments	834,085
Less: Imputed Interest	(220,521)
Total	$613,564

As of March 31, 2021, the Company had no operating leases that had not yet commenced.

16)    Segment Information

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

The Company’s results of operations by reportable segment for the three months ended March 31, 2021 are summarized as follows:

	Prescription	Medical
For the three months ended March 31, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$3,200,647	$874,959	$—	$4,075,606
Cost of goods sold	389,281	254,105	—	643,386
Selling, general and administrative expenses	1,734,333	546,995	1,600,389	3,881,717
Research and development expenses	19,181	—	—	19,181
Depreciation and amortization expense	1,398,270	330,559	—	1,728,829
Change in fair value of derivative liability	—	—	(5,380,000)	(5,380,000)
Interest expense	—	—	173,412	173,412
Income tax benefit	—	—	—	—
Net (loss) income	$(340,418)	$(256,700)	$3,606,199	$3,009,081

The Company’s results of operations by reportable segment for the three months ended March 31, 2020 are summarized as follows:

	Prescription	Medical
For the three months ended March 31, 2020	Medications	Devices	Corporate	Consolidated
Net sales	$798,257	$993,664	$—	$1,791,921
Cost of goods sold	501,418	282,617	—	784,035
Selling, general and administrative expenses	3,130,414	743,813	942,236	4,816,463
Research and development expense	139,385	—	—	139,385
Depreciation and amortization expense	1,353,591	307,771	—	1,661,362
Interest expense	—	—	503,866	503,866
Income tax expense	—	29,971	—	29,971
Net loss	$(4,326,551)	$(310,566)	$(1,446,102)	$(6,083,219)

The following table reflects net sales by geographic region for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
Net sales	2021	2020
United States	$3,704,523	$1,448,620
International	371,083	343,301
	$4,075,606	$1,791,921

No individual country other than the United States accounted for 10% of total sales for the three months ended March 31, 2021 and 2020.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of March 31, 2021 are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$23,229,972	$7,204,674	$30,434,646
Total segment assets	$57,125,223	$9,028,785	$66,154,008

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2020 are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$24,625,686	$7,535,233	$32,160,919
Total segment assets	$60,725,191	$9,128,823	$69,854,014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, references are made to relevant sections of the Notes to Condensed Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Supplementary Data included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

In addition to ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, Petros acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the License Agreement) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was payable within seven calendar days of entering into the agreement.

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

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians have prevented in-person visits by sales representatives to physicians’ offices. The Company has taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continues to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. The Company anticipates rehiring and/or assigning representatives to cover sales territories as physician access resumes new normal levels. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices and as of March 31, 2021, they remain closed, with the Company’s employees continuing their work outside of the Company’s offices. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed.

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

The Mergers were accounted for as a reverse recapitalization in accordance with U.S. GAAP. Metuchen was determined to be the accounting acquirer based on an analysis of the criteria outlined in the FASB’s ASC No. 805, Business Combinations (“ASC 805”), and the facts and circumstances specific to the Mergers, including: (1) Metuchen Securityholders owned approximately 51.0% of Neurotrope and Metuchen at closing of the equity securities of the combined company immediately following the closing of the transaction; (2) a majority of the board of directors of the combined company are composed of directors designated by Metuchen under the terms of the Mergers; and (3) a majority of the existing members of Metuchen’s management are the management of the combined company. The net assets of Metuchen are stated at historical costs in the Company’s Condensed Consolidated Financial Statements, with no goodwill or intangible assets recorded. Accordingly, the historical financial statements of Metuchen through November 30, 2020 became the Company’s historical financial statements, including the comparative prior periods. These Condensed Consolidated Financial Statements include the results of Petros from December 1, 2020, the date the reverse recapitalization was consummated.

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

In March 2020, we entered into the Hybrid License for the development and commercialization of H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and additional payments of $250,000, with additional annual milestone payments of $125,000, $150,000 and $200,000 on each of the first, second and third anniversaries of the entry into the Hybrid License and $250,000 annual payments due thereafter. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the License Agreement) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was payable within seven calendar days of entering into the agreement.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, intangibles, income taxes, litigation, and contingencies. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our condensed consolidated financial statements as they occur. While our significant accounting policies are more fully described in “Part I; Item 1. Financial Statements and Supplementary Data; Notes to Condensed Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” and in “Part II; Item 8. Financial Statements and Supplementary Data; Notes to Condensed Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Accounts receivable are recorded at the invoiced amount, net of chargebacks, DSA fees, and cash discounts. Management determines each allowance based on historical experience along with the present knowledge of potentially uncollectible accounts.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

Three Months Ended March 31, 2021 and 2020 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months
	Ended March 31,
	2021	2020
Net sales	$4,075,606	$1,791,921
Cost of sales	643,386	784,035
Gross profit	3,432,220	1,007,886

Operating expenses:
Selling, general and administrative	3,881,717	4,816,463
Research and development	19,181	139,385
Depreciation and amortization expense	1,728,829	1,661,362
Total operating expenses	5,629,727	6,617,210

Loss from operations	(2,197,507)	(5,609,324)

Change in fair value of derivative liability	5,380,000	—
Interest expense, senior debt	(173,412)	(427,584)
Interest expense, related party term loans	—	(76,282)
Income (loss) before income taxes	3,009,081	(6,113,190)

Income tax benefit	—	(29,971)

Net income (loss)	$3,009,081	$(6,083,219)

Net Sales

Net sales for the three months ended March 31, 2021 were $4,075,606, composed of $3,200,647 of net sales from Prescription Medicines and net sales of $874,959 from Medical Devices.

Net sales for the three months ended March 31, 2020 were $1,791,921, composed of $798,257 of net sales from Prescription Medicines and net sales of $993,664 from Medical Devices.

For the three months ended March 31, 2021, gross sales to customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 88% of total gross sales.

For the three months ended March 31, 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 82% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the one customer described above and resold through three main wholesalers, which collectively accounted for approximately 80% of Stendra® net sales for the three months ended March 31, 2021. Individually, sales to the three main wholesalers either from the one customer described above or directly, accounted for 31%, 24%, and 25% of Stendra® net sales for the three months ended March 31, 2021.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were 2,283,685, or 127% higher during three months ended March 31, 2021 than in the same period in 2020, consisting of a $2,402,390 increase in the net sales of Stendra® and a $118,705 decrease in Medical Device Sales. The increase in net sales in Stendra® was substantially due to higher wholesaler demand as the market began to recover from the implications of the 2019 FDA warning letter that impacted the Company's ability to promote Stendra® in the 1st quarter of 2020 and the beginning of a recovery from the COVID-19 pandemic in the 1st quarter of 2021. This increased demand was also the result of timing of orders between March and April, as compared to the same period from the prior year. The decrease in net sales for our Medical Devices segment was attributable to the discontinuation of co-promotion activities and lower sales of certain products.

Cost of Sales

Cost of sales for the three months ended March 31, 2021 were $643,386, composed of $389,281 of cost of sales for our Prescription Medicines segment and $254,105 for our Medical Devices segment.

Cost of sales for the three months ended March 31, 2020 were $784,035, composed of $501,418 of cost of sales for our Prescription Medicines segment and $282,617 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended March 31, 2021 consisted of 12% inventory obsolescence reserves, 37% third-party product cost of sales, 41% royalty expenses, and 10% third-party logistics provider order fulfillment and shipping costs.

Cost of sales for the Medical Device segment for the three months ended March 31, 2021 consisted of 85% raw materials, 9% production labor and 6% other cost of sales.

Cost of sales decreased by $140,649, or 18%, during the three months ended March 31, 2021 compared to the same period 2020. For the three months ended March 31, 2021 and 2020, cost of sales as a percentage of net sales were 16% and 44%, respectively. The decrease in cost of sales as a percentage of net sales was a result of decreased sales order fulfillment costs (on a per unit basis), during the three months ended March 31, 2021, and decreased amortization expense due to the de-recognition of the 200mg inventory step-up asset in September 2020.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $3,432,220, or 84%, composed of $2,811,366 of gross profit from Prescription Medicines and $620,854 from Medical Devices. Gross profit for the three months ended March 31, 2020 was $1,007,886, or 56%, composed of $296,839 of gross profit from Prescription Medicines and $711,047 from Medical Devices. The changes in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2021 were $3,881,717, composed of $1,734,333 of selling, general and administrative expenses of our Prescription Medicines segment, $546,995 of selling, general and administrative expenses of our Medical Devices segment and $1,600,389 of general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2020 were $4,816,463, composed of $3,130,414 of selling, general and administrative expenses of our Prescription Medicines segment, $743,813 of selling, general and administrative expenses of our Medical Devices segment and $942,236 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $934,746, or 19%, during the three months ended March 31, 2021 compared to the same period of 2020. Decreased selling, general and administrative expenses were primarily driven by lower payroll expenses and direct marketing expenses as management sought to reduce expenses due to COVID-19; partially offset by increased accounting and legal fees and other expenses associated with the Merger.

Research and development

Research and development expenses for the three months ended March 31, 2021 were $19,181, in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are composed entirely of consulting fees.

Research and development expenses for the three months ended March 31, 2020 were $139,385, in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are composed of $100,000 for upfront licensing fees, $26,732 of consulting fees, and $12,653 of legal fees.

Research and development expenses decreased by $120,204 or 86% during the three months ended March 31, 2021 compared to the same period of 2020. Decreased research and development expenses were primarily driven by $100,000 of upfront licensing fees for the three months ended March 31, 2020 that did not reoccur during the three months ended March 31, 2021.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2021 were $1,728,829, composed of $1,398,270 of depreciation and amortization expenses of our Prescription Medicines segment and $330,559 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the three months ended March 31, 2020 were $1,661,362, composed of $1,353,591 of depreciation and amortization expenses of our Prescription Medicines segment and $307,771 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $5,380,000 represents the change in fair value of the derivative during the three months ended March 31, 2021, primarily driven by the decline in the Company’s stock price as well as the passage of time.

Interest expense, senior debt

Interest expense, senior debt for the three months ended March 31, 2021 was $173,412 consisting of interest payments on our senior debt, with a weighted average balance of $5,597,203. Interest expense, senior debt for the three months ended March 31, 2020 was $427,584, consisting of interest payments on our senior debt, with a weighted average balance of $11,740,995. The decrease of $254,172 or 59% was due to the pay down of $5.0 million of senior debt and decreased weighted average interest rate subsequent to March 31, 2020.

Interest expense, subordinated related party term loans

There was no interest expense, subordinated related party term loans for the three months ended March 31, 2021. During 2020, the Company borrowed additional subordinated related party term loans in aggregate principal amount of $15.5 million. The subordinated related party term loans were converted into shares of the Company’s common stock with the consummation of the Mergers on December 1, 2020. Accordingly, the was no principal balance of the subordinated related party term loans or accrued PIK interest as of March 31, 2021.

Income tax benefit

There was no income tax benefit or expense recorded for the three months ended March 31, 2021 and for the three months ended March 31, 2020 the benefit was $29,971. The income tax benefit was primarily attributed to the operations of the Medical Device segment, specifically Timm, which is now included in the Company’s consolidated group. The consolidated group is in a valuation allowance position, as such, the legacy deferred tax liabilities recorded at Timm have been a source of taxable income which reduced the overall valuation allowance as of December 31, 2020.

Liquidity and Capital Resources

General

Cash totaled $14,566,710 at March 31, 2021, compared to $17,139,694 at December 31, 2020.

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2021, we had cash of $14.6 million, negative working capital of approximately $16.3 million, including debt of $5.1 million maturing in 2021, and sustained cumulative losses attributable to common stockholders of $58.7 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, negotiating an extension of our debt arrangement and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. While we are optimistic that we will be successful in our efforts to achieve our plans, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., through May 17, 2022.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from the Mergers, revenues from product sales, private sales of equity securities and proceeds received from the issuance of convertible debt, as described below.

We rely on McKesson to distribute our products to our customers. On March 27, 2020, the Company received notice of termination from McKesson. Such notice was withdrawn on April 3, 2020, following the Company’s payment of $1,915,144. As of March 31, 2021, we had $6,752,920 in Gross Accounts Receivable due from McKesson, partially offset by $1,447,063 in accrued chargebacks, cash discounts, unbilled returns, and distribution service fees. Net amounts McKesson owed to the Company was $5,305,857 as of March 31, 2021.

Our principal expenditures include payment for inventory of Stendra® from our key supplier, Vivus, including purchases of inventory accrued in current periods, but for which payment is due in future periods. We have significant unpaid balances owed to Vivus and are currently in discussions with Vivus with respect to amounts owed. We had an aggregate accrued unpaid balance owed to Vivus of $20,724,188 as of March 31, 2021. While the Company is in discussions with Vivus to convert a portion of the amounts owed into a subordinated note, though there can be no assurance that we will be successful in these discussions.

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

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the License Agreement) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was payable within seven calendar days of entering into the agreement.

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

Debt

Senior Debt

On September 30, 2016, the Company entered into a loan agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), for a $35 million term loan. The Loan Agreement includes an additional Payable-In-Kind (“PIK”) interest that increases the outstanding principal on a monthly basis at an annual rate of 1.35% and a $787,500 end of term charge. The end of term charge is being recognized as interest expense and accreted over the term of the Loan Agreement, as amended, using the effective interest method.We refer to the amounts available under the credit facility with Hercules as Senior Debt.

On November 22, 2017, the Company entered into Amendment Number 1 to the Loan Agreement (the “First Amendment”). The end of term charge was increased from $787,500 to $1,068,750.

Effective April 13, 2020, the Company and Hercules amended the Loan Agreement, as previously amended, to extend the maturity date thereof to April 1, 2021, subject to further extension to December 1, 2021 if the Company raises at least $20 million through an equity or debt financing or other transaction. All previously accrued PIK interest was added to accrued principal, and no further PIK interest will accrue. The cash interest would accrue at a rate of the greater of (i) the prime rate reported in the Wall Street Journal plus 11.50% minus 4.25% and (ii) 11.50%. The interest rate was 11.50% at March 31, 2021. The end of term charge of $1,068,750 was partially extended with $534,375 due on October 1, 2020 and $534,375 due on February 1, 2021. The Company incurred a $50,000 amendment fee upon closing of the amendment.

Effective September 30, 2020, the Company and Hercules entered into the Third Amendment to Loan and Security Agreement (“Third Amendment”) to provide for interest only payments commencing on October 1, 2020 and continuing through December 22, 2020 unless the Company raises net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P., an affiliate of the JCP Investor, Hercules and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow certain funds in an aggregate amount equal to certain principal payments owed under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt now has a maturity date of December 1, 2021.

Subordinated Related Party Term Loans

During 2020, the Company entered into Subordinated Promissory Notes with the JCP Investor in the principal amount of $15.5 million. The maturity date of the Subordinated Promissory Notes was April 2, 2021 and they had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

In connection with the entry into the Merger Agreement on May 17, 2020, the JCP Investor, Neurotrope and Metuchen entered into a Note Conversion and Loan Repayment Agreement pursuant to which, the JCP Investor agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest of the Company held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock in connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated. Accordingly, the principal balance of the Subordinated Promissory Notes and accrued PIK interest was $0 as of March 31, 2021.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months
	Ended March 31,
	2021	2020
Net cash used in operating activities	$(446,581)	$(2,375,267)
Net cash used in investing activities	—	(4,429)
Net cash (used in) provided by financing activities	(2,126,403)	1,375,726
Net decrease in cash	$(2,572,984)	$(1,003,970)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $446,581, which primarily reflected our net income of $3,009,081, more than offset by cash adjustments to reconcile net income to net cash used in operating activities of $3,117,296 consisting primarily of depreciation and amortization, inventory obsolescence reserves, changes in the fair value of derivative liability, and changes in operating assets and liabilities of $338,366.

Net cash used in operating activities for the three months ended March 31, 2020 was $2,375,267, which primarily reflected our net loss of $6,083,219, partially offset by adjustments to reconcile net loss to net cash provided by operating activities of $1,928,495 consisting primarily of depreciation and amortization, non-cash paid-in-kind interest and amortization of deferred financing costs and debt discount, and changes in operating assets and liabilities of $1,779,457.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,429 for the three months ended March 31, 2020, respectively, related to the acquisition of fixed assets. No cash was used in investing activities for the three months ended March 31, 2021.

Cash Flows from Financing Activities

Net cash used in financing activities was $2,126,403 for the three months ended March 31, 2021, consisting of payments of senior debt of $1,592,028 and a payment for the senior debt end-of-term fee of $534,375.

Net cash provided by financing activities was $1,375,726 for the three months ended March 31, 2020, consisting of payments on the senior debt of $1,624,274, more than offset by proceeds received from subordinated debt of $3,000,000.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements included as Exhibit 99.1 to this Form 10-Q. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDA for the three months ended March 31, 2021 and 2020.

	For the Three Months
	Ended March 31,
	2021	2020
Net income (loss)	$3,009,081	$(6,083,219)
Interest expense, senior debt	173,412	427,584
Interest expense, related party term loans	—	76,282
Income tax expense (benefit)	—	(29,971)
Depreciation and amortization expense	1,728,829	1,661,362
EBITDA	4,911,322	(3,947,962)
Change in fair value of derivative liability	(5,380,000)	—
Adjusted EBITDA	$(468,678)	$(3,947,962)

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP.

Gross Billings

Gross billings is a non-GAAP financial measure utilized as a key performance metric by management and the Company’s Board of Directors in their financial and operational decision-making as well as for the preparation of the annual budget. The Company believes that Gross billings is useful to investors as a supplemental way to provide an alternative measure of the total demand for the products sold by the Company. Gross billings is a non-GAAP financial measure commonly used in the Company’s industry and should not be construed as an alternative to net sales as an indicator of operating performance (as determined in accordance with GAAP). The Company’s presentation of gross billings may not be comparable to similarly titled measures reported by other companies.

Gross billings is adjusted to exclude certain items that affect comparability. The adjustments are itemized in the tables below. You are encouraged to evaluate these adjustments and the reason the Company considers them appropriate for supplemental analysis. In evaluating adjustments, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of the adjustments set forth below. The presentation of these adjustments should not be construed as an inference that future results will be unaffected by unusual or recurring items.

The Company defines gross billings as the amount of its aggregate sales billed to customers at standard prices before the application of certain adjustments that reduce the net amount received from customers, including product returns, certain rebates and coupon redemptions, discounts and fees.

The following table presents a reconciliation of Net sales to Gross billings for the three months ended March 31, 2021 and 2020.

	For the Three Months
	Ended March 31
	2021	2020
Net Sales	$4,075,606	$1,791,921
Product Returns	609,705	1,111,593
Contract Rebates	871,734	1,041,636
Chargebacks	237,148	81,883
Cash Discounts	199,874	83,886
Distribution Service Fees	595,278	539,499
Coupon Redemptions	946,378	798,147
Gross Billings	$7,535,723	$5,448,565

Gross billings has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in Part II, Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified a material weaknesses in internal control related to (1) Petros has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices; (2) the sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties; and (3) Petros does not have appropriate IT access related controls.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level and has developed a plan to address the remediation of the foregoing deficiencies in 2021.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 15, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

Effective January 1, 2021, the Company entered into a Marketing and Consulting Agreement (the “Agreement”) with CorProminence, LLC (the “Consultant”) for certain shareholder information and relation services. The term of the Agreement is for one year with automatic consecutive one-year renewal terms. As consideration for the shareholder information and relation services, the Company will pay the Consultant a monthly retainer of $7,500 and issued 30,000 restricted shares of the Company’s common stock to the Consultant on March 24, 2021 (the “Grant Date”). The restricted shares vested immediately on the Grant Date.

This issuance of shares was issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act. This issuance was not a “public offering” because no more than 35 non-accredited investors received securities of the Company, the Company did not engage in general solicitation or advertising with regard to the issuance of shares of common stock of the Company and the Company did not make a public offering in connection with the issuance or sale of shares of common stock of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1

Letter Agreement, dated as of March 31, 2021, by and between Metuchen Pharmaceuticals, LLC and Hybrid Medical LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 6, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32*	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101*

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Changes in Stockholders’ Equity/Members’ Capital; and (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: May 14, 2021	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: May 14, 2021	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer