Form 10-Q
period 2021-06-30
Petros Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 9,826,599 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®, and on a single distributor thereof; risks related to Petros’ commercial supply agreement with Vivus, including the risk that Petros may not be able to obtain sufficient quantities of Stendra® in a timely manner or on commercially viable terms; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic, including the emergence of new variants, such as the Delta variant, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2020 and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in, or incorporated by reference into, this this Quarterly Report on Form 10-Q to reflect any new information or future events or circumstances or otherwise, except as required by the federal securities laws.

OTHER INFORMATION

All references to “Petros,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Petros Pharmaceuticals, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current assets:
Cash	$11,031,177	$17,139,694
Accounts receivable, net	2,020,915	5,152,969
Inventories	439,232	760,530
Deposits with related party	—	4,576
Prepaid expenses and other current assets	2,742,728	2,847,284

Total current assets	16,234,052	25,905,053

Fixed assets, net	54,507	64,250
Intangible assets, net	28,708,372	32,160,919
API purchase commitment	11,144,257	11,144,257
Other assets	529,056	579,535
Total assets	$56,670,244	$69,854,014

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of senior debt, net	$3,425,378	$7,175,029
Accounts payable	2,597,891	5,609,556
Accrued expenses	13,764,857	14,683,786
Accrued inventory purchases	14,203,905	14,203,905
Other current liabilities	497,915	221,766
Total current liabilities	34,489,946	41,894,042

Derivative liability	2,220,000	9,890,000
Other long-term liabilities	469,571	600,920
Total liabilities	37,179,517	52,384,962

Stockholders’ Equity:
Preferred stock (par value of $0.0001 per share, 50,000,000 shares authorized, 0 and 500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	—	—
Common stock (par value of $0.0001 per share, 150,000,000 shares authorized, 9,826,599 and 9,707,655 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	983	971
Additional paid-in capital	80,295,724	79,170,225
Accumulated deficit	(60,805,980)	(61,702,144)
Total Stockholders’ Equity	19,490,727	17,469,052
Total Liabilities and Stockholders' Equity	$56,670,244	$69,854,014

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$2,457,649	$1,373,564	$6,533,255	$3,165,485
Cost of goods sold	393,294	539,231	1,036,680	1,323,266
Gross profit	2,064,355	834,333	5,496,575	1,842,219
Operating expenses:
Selling, general and administrative	4,116,173	4,059,698	7,997,890	8,876,162
Research and development expense	500,046	131,583	519,227	270,968
Depreciation and amortization expense	1,728,828	1,661,360	3,457,657	3,322,722
Total operating expenses	6,345,047	5,852,641	11,974,774	12,469,852
Loss from operations	(4,280,692)	(5,018,308)	(6,478,199)	(10,627,633)
Change in fair value of derivative liability	2,290,000	—	7,670,000	—
Interest expense, senior debt	(115,525)	(357,409)	(288,937)	(784,992)
Interest expense, subordinated related party term loans	—	(402,435)	—	(478,717)
Income (loss) before income taxes	(2,106,217)	(5,778,152)	902,864	(11,891,342)
Income tax expense (benefit)	6,700	(13,781)	6,700	(43,752)
Net income (loss)	$(2,112,917)	$(5,764,371)	896,164	(11,847,590)
Net income (loss) per common share
Basic and Diluted	$(0.22)	$(1.68)	$0.09	$(3.45)
Weighted average common shares outstanding
Basic	9,802,309	3,434,551	9,777,834	3,434,551
Diluted	9,802,309	3,434,551	9,779,335	3,434,551

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL

(Unaudited)

		Preferred		Common			Common	Additional
	Preferred	Units	Common	Units	Preferred	Common	Stock	Paid-in	Accumulated
	Units	Amount	Units	Amount	Stock	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2021
Balance, March 31, 2021	—	—	—	—	—	9,798,261	$980	79,615,223	$(58,693,063)	$20,923,140
Issuance of Common Stock for Service	—	—	—	—	—	28,338	3	89,999	—	90,002
Stock-based Compensation Expense	—	—	—	—	—	—	—	590,502	—	450,502
Net loss	—	—	—	—	—	—	—	—	(2,112,917)	(1,972,917)
Balance, June 30, 2021	—	$—	—	$—	—	9,826,599	$983	80,295,724	$(60,805,980)	$19,490,727
Three Months Ended June 30, 2020
Balance, March 31, 2020	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	$—	$—	$(47,199,435)	$1,936,003
Net loss	—	—	—	—	—	—	—	—	(5,764,371)	(5,764,371)
Balance, June 30, 2020	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	$—	$—	$(52,963,806)	$(3,828,368)
Six Months Ended June 30, 2021
Balance, December 31, 2020	—	$—	—	$—	500	9,707,655	$971	79,170,225	$(61,702,144)	$17,469,052
Conversion of Preferred Stock	—	—	—	—	(500)	60,606	6	(6)	—	—
Issuance of Common Stock for Service	—	—	—	—	—	58,338	6	187,796	—	187,802
Stock-based Compensation Expense	—	—	—	—	—	—	—	937,709	—	797,709
Net income	—	—	—	—	—	—	—	—	896,164	1,036,164
Balance, June 30, 2021	—	$—	—	$—	—	9,826,599	$983	$80,295,724	$(60,805,980)	$19,490,727
Six Months Ended June 30, 2020
Balance, December 31, 2019	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	—	—	$(411,162,196)	$8,019,222
Net loss	—	—	—	—	—	—	—		(11,847,590)	(11,847,590)
Balance, June 30, 2020	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	$—	$—	$(52,963,806)	$(3,828,368)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$896,164	$(11,847,590)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,457,657	3,322,722
Bad debt expense	17,742	—
Inventory and sample inventory reserve	(360,514)	115,410
Non-cash paid-in-kind interest	—	523,166
Amortization of deferred financing costs and debt discount	12,500	12,500
Accretion for end of term fee	—	84,064
Deferred tax benefit	—	(194,358)
Lease expense	50,479	45,042
Derivative liability	(7,670,000)	—
Deferred revenue	89,805	—
Employee stock based compensation	937,709	—
Non-employee stock based compensation	187,802	—
Changes in operating assets and liabilities:
Accounts receivable	3,114,312	1,490,995
Inventories	710,496	381,494
Deposits	4,576	2,326
Prepaid expenses and other current assets	80,505	1,911,349
Accounts payable	(3,011,666)	1,921,252
Accrued expenses	(918,929)	(5,678,278)
Accrued inventory purchases	—	(250,000)
Other current liabilities	186,343	120,347
Long-term liabilities	(131,347)	(75,752)
Net cash used in operating activities	(2,346,366)	(8,115,311)
Cash flows from investing activities:
Acquisition of fixed assets	—	(4,429)
Net cash used in investing activities	—	(4,429)
Cash flows from financing activities:
Payment of senior debt	(3,227,914)	(3,144,309)
Payment of portion of senior debt end of term fee	(534,237)	—
Proceeds from subordinated related party term loans	—	10,000,000
Debt issuance costs	—	(50,000)
Net cash (used in) provided by financing activities	(3,762,151)	6,805,691
Net decrease in cash	(6,108,517)	(1,314,049)
Cash, beginning of period	17,139,694	2,145,812
Cash, end of period	11,031,177	831,763
Supplemental cash flow information:
Cash paid for interest during the period	$309,497	$683,118

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, and Liquidity

Nature of Operations

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was incorporated in Delaware on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (the “Original Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”). On July 23, 2020, the parties to the Merger Agreement entered into the First Amendment to the Agreement and Plan of Merger and Reorganization (the “First Merger Agreement Amendment”) and on September 30, 2020, the parties to the Original Merger Agreement entered into the Second Amendment to the Agreement and Plan of Merger and Reorganization (the “Second Merger Agreement Amendment” and, together with the Original Merger Agreement and the First Merger Agreement Amendment, the “Merger Agreement”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020. On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.), a Delaware corporation (“Synaptogenix”), and a wholly-owned subsidiary of Neurotrope.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows. However, actual results could differ from those estimates. The condensed consolidated balance sheet at December 31, 2020, has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of TIMM Medical, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”), subsidiaries of Metuchen, as well as the accounts of Metuchen and Neurotrope, subsidiaries of Petros. All intercompany accounts and transactions are eliminated in consolidation.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company had cash of $11.0 million, negative working capital of approximately $18.3 million, including debt of $3.4 million that matures in 2021, and sustained cumulative losses attributable to common stockholders of $60.8 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, negotiating an extension of our debt arrangement and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. While we are optimistic that we will be successful in our efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., (“the JCP Investor”) through August 17, 2022.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, and assessment of long-lived assets, including intangible asset impairment and the determination of the fair value of the derivative liability, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China ( “COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians have prevented in-person visits by sales representatives to physicians’ offices. The Company has taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced its sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continues to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. The Company anticipates rehiring and/or assigning representatives to cover sales territories as physician access resumes new normal levels. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices and as of June 30, 2021, they remain closed, with the Company’s employees continuing their work outside of the Company’s offices. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed.

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

As of June 30, 2021 and December 31, 2020, the reserves for sales deductions were $7.2 million and $8.6 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of June 30, 2021 and December 31, 2020, the reserves for product returns were $5.7 million and $7.1 million, respectively, and are included as a component of accrued expenses.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of June 30, 2021 and December 31, 2020, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at June 30, 2021and December 31, 2020.

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

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by an observable market.

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

The carrying value of senior debt as of June 30, 2021 and December 31, 2020, approximated fair value. The fair value of the senior debt was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield and is considered Level 3 in the fair value hierarchy.

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as of June 30, 2021 and December 31, 2020, was $2.2 million and $9.9 million, respectively. See Note 10 Stockholders’ Equity.

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

Income Taxes

Prior to the consummation of the Mergers, Metuchen was a limited liability company (“LLC”) for federal income tax purposes and had elected to be treated as a Partnership for federal and state income tax purposes. PTV is a disregarded entity for federal income tax purposes. As such, all income tax consequences resulting from the operations were reported on the member’s income tax return. In addition, Timm Medical was included in the Company’s structure where taxes were paid at the entity level.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statement of operations. As of June 30, 2021 and December 31, 2020 no accrued interest or penalties are recorded in the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

Pending Adoption as of June 30, 2021

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect that the new guidance will have on its condensed consolidated financial statements and related disclosures.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	June 30,	December 31,
	2021	2020
Gross accounts receivables	$3,292,674	$6,560,291
Distribution service fees	(940,505)	(972,652)
Chargebacks accrual	(17,653)	(121,269)
Cash discount allowances	(67,060)	(84,601)
Allowance for doubtful accounts	(246,541)	(228,800)
Total accounts receivable, net	$2,020,915	$5,152,969

For the six months ended June 30, 2021 and 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included two customers which represented approximately 62% and 79% of total gross sales, respectively.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at June 30, 2021 and December 31, 2020 equal to 64% and 93%, respectively, of the Company’s total gross accounts receivables.

4)    Inventories

Inventory is comprised of the following:

	June 30, 2021	December 31, 2020
Raw materials	$261,157	$325,932
Finished goods	178,075	434,598
Total inventory	$439,232	$760,530

Finished goods are net of valuation reserves of $546,668 and $935,866 as of June 30, 2021 and December 31, 2020, respectively. Raw materials are net of valuation reserves of $2,872,977 as of both June 30, 2021 and December 31, 2020, respectively, which is related to bulk inventory that is fully reserved.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2021	December 31, 2020
Prepaid samples	$—	$58,483
Prepaid insurance	188,209	149,452
Prepaid FDA fees	252,324	756,972
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 14)	1,304,541	1,304,541
Other prepaid expenses	789,794	391,552
Other current assets	136,360	114,784
Total prepaid expenses and other current assets	$2,742,728	$2,847,284

Prepaid samples, which are presented net of reserves, are expensed when distributed to the sales force. The prepaid samples reserve amount was $379,908 and $351,224 as of June 30, 2021 and December 31, 2020, respectively.

6)    Intangible Assets

Balance at December 31, 2019	$38,811,137
Amortization expense	(6,650,218)
Balance at December 31, 2020	32,160,919
Amortization expense	(3,452,547)
Balance at June 30, 2021	$28,708,372

The future annual amortization related to the Company’s intangible assets is as follows as of June 30, 2021:

2021 (remaining 6 months)	3,415,225
2022	6,191,740
2023	5,445,729
2024	4,650,787
Thereafter	9,004,891
Total	$28,708,372

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years , 12 years , and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of June 30, 2021 are $21.8 million, $5.4 million, and $1.5 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2020 are $24.6 million, $5.9 million, and $1.6 million, respectively.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2021	December 31, 2020
Accrued price protection	$1,853,979	$1,853,979
Accrued product returns	8,107,386	9,452,248
Accrued contract rebates	506,229	412,046
Due to Vivus (see Note 14)	2,267,523	2,267,523
Due to third-party logistic provider	532,321	—
Accrued severance	75,436	519,609
Accrued professional fees	23,479	—
Other accrued expenses	398,504	178,381
Total accrued expenses	$13,764,857	$14,683,786

As part of its acquisition of Stendra®, the Company provides the previous owner with price protection for certain Stendra® product returns that are processed by the previous owner in accordance with the Company's returned goods policy. Some customer agreements require that product returns be credited at the current wholesale acquisition cost (“WAC”). If the Company subsequently raises the WAC, the Company will reimburse the previous owner for the difference between the current WAC and the original sale price for returns processed by the previous owner.

8)    Debt

Senior Debt

The following is a summary of the Company’s senior indebtedness at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Principal balance	$3,425,378	$6,653,292
Plus: End of term fee	—	534,237
Less: Debt issuance costs	—	(12,500)
Total senior debt	$3,425,378	$7,175,029

On September 30, 2016, the Company entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”), a third party, for a $35 million term loan (the “Senior Debt”). The Senior Debt includes an additional Paid-In-Kind (“PIK”) interest that increases the outstanding principal on a monthly basis at an annual rate of 1.35% and a $787,500 end of term charge. The end of term charge is being recognized as interest expense and accreted over the term of the Senior Debt using the effective interest method.

On November 22, 2017, the Company and Hercules entered into Amendment No. 1 to the Senior Debt (the “First Amendment”). A covenant was added, in which the Company may achieve a certain minimum EBITDA, as defined in the First Amendment, target for the trailing twelve-month period, ending June 30, 2018. The end of term charge was increased from $787,500 to $1,068,750. The minimum EBITDA for each of the trailing six months and the fixed charge coverage ratio were reduced from 1:1 to 0.9:1. The Company was also required to prepay $10 million in principle.

On April 13, 2020, the Company and Hercules entered into Amendment No. 2 to the Senior Debt (the “Second Ammendment”). The Second Amendment waived all financial covenant defaults for all periods since inception through the period ending March 31, 2020. The Second Amendment also included the following changes:

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

Effective September 30, 2020, the Company and Hercules entered into the Third Amendment to  the Senior Debt Loan and Security Agreement (the “Third Amendment”) to provide for interest only payments commencing on October 1, 2020 and continuing through December 22, 2020 unless the Company raised net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P, an affiliate of the JCP Investor., Hercules and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow funds amounting to approximately $1.5 million, an amount equal to the aggregate of certain principal payments due under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt now has a maturity date of December 1, 2021. As of June 30, 2021, the Company was in compliance with its covenants.

Interest expense on the Senior Debt was as follows for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest expense for term loan	$115,525	$340,477	$276,437	$728,043
Amortization of debt issuance costs	—	12,500	12,500	12,500
PIK interest	—	4,432	—	44,449
	$115,525	$357,409	$288,937	$784,992

Included in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, is $32,825 and $65,885, respectively, of accrued and unpaid interest.

Subordinated Related Party Term Loans

Subordinated Related Party Term Loans Entered into During 2020

During 2020, the Company entered into Subordinated Promissory Notes with the JCP Investor in the principal amount of $15.5 million. The maturity date of the Subordinated Promissory Notes was April 2, 2021 and they had PIK interest that increased the outstanding principal on a daily basis at an annual rate of 20%.

In connection with the entry into the Merger Agreement on May 17, 2020, the JCP Investor, Neurotrope and Metuchen entered into a Note Conversion and Loan Repayment Agreement pursuant to which, the JCP Investor agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock in connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated. Accordingly, the principal balance of the Subordinated Promissory Notes and accrued PIK interest was $0 as of both June 30, 2021 and December 31, 2020.

Interest expense on this debt was $402,435 and $478,717, comprised entirely of PIK interest, for the three and six months ended June 30, 2020, respectively.

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

Effective with the amended and restated operating agreement on August 26, 2019, each Class A Unit was exchanged for 10,000 Common Units. There was no change to the ownership percentages as a result of the exchange and the rights and privileges of Common Unit holders is consistent with that of the  holders of Class A Units.

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

Effective January 1, 2021, the Company entered into a Marketing and Consulting Agreement (the “CorIRAgreement”) with CorProminence, LLC (the “Consultant”) for certain shareholder information and relation services. The term of the CorIRAgreement is for one year with automatic consecutive one-year renewal terms. As consideration for the shareholder information and relation services, the Company will pay the Consultant a monthly retainer of $7,500 and issued 30,000 restricted shares of the Company’s common stock to the Consultant on March 24, 2021 (the “CorIR Grant Date”). The restricted shares vested immediately on the CorIR Grant Date.

Effective April 1, 2021, the Company entered into a Consulting and Advisory Agreement (the “King Agreement”) with Tania King, an employee of Juggernaut Capital Partners LLP, for certain services. The term of the King Agreement is indefinite but may be terminated by either party, with or without cause. As consideration for the consulting and advisory services, the Company will pay Ms. King a monthly fee of $4,000, an additional $12,000 payment included with the first monthly fee for services provided since January 1, 2021 and issue restricted stock units for shares of the Company’s common stock (“RSU’s”) with a cash value of $72,000 as of the date of the grant (the “King Grant Date”). The RSU’s shall vest and settle in full on the one-year anniversary of the King Grant Date.

Effective June 4, 2021, the Company entered into a Service Agreement (the “IRTH Agreement”) with IRTH Communications, LLC (“ITRH”) for certain investor relations services. The term of the IRTH is for one year with an optional one-year renewal term. As consideration for the services, the Company will pay IRTH a fixed fee of $6,750 per month for the term of the IRTH Agreement and issued 28,338 restricted shares of the Company’s common stock with a value of $90,002 as of the date of the grant (the “IRTH Grand Date”). The restricted shares vest immediately on the IRTH Grant Date.

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

Milestone Earnout Payments

In connection with the Mergers, each security holder of Metuchen received an equity classified earnout consideration to be paid in the form of Petros Common Stock if the Closing Price (as defined in the Merger Agreement) per share of stock of Petros’ Common Stock equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone earnout payment. In no event will the sum of the milestone earnout payments be greater than 4,000,000 shares of Petros Common Stock. As of June 30, 2021, the milestones have not been achieved.

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

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which is liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 10,232,090 shares of Petros Common Stock. As of June 30, 2021, the milestones have not been achieved. The fair value of the derivative liability was $2.2 million and $9.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

11)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, restricted stock units and other stock-based awards and cash-based awards. As of June 30, 2021 there were 1,213,301 shares authorized, and 0 shares available for issuance, under the 2020 Plan.

Upon the consummation of the Mergers as disclosed in Note 1, Neurotrope options issued and outstanding as of December 1, 2020 were converted into equivalent options to purchase stocks of Petros common stock and restricted stock units were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of stock options for the six months ended June 30, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding and exercisable at December 31, 2020	574,331	$51.43	0.9	$—
Options granted	638,970	3.37	9.4	—
Less: options and RSU’s forfeited	—	—	—	—
Less: options and RSU’s expired/cancelled	—	—	—	—
Less: options and RSU’s exercised	—	—	—	—
Options and RSU’s outstanding at June 30, 2021	1,213,301	26.57	5.3	—
Options and RSU’s exercisable at June 30, 2021	852,166	34.25	3.5	—

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

On April 8, 2021, in connection with the Directors’ appointment to the Board upon the Company becoming an independent publicly traded company on December 1, 2020, the Company awarded each of the five Directors an initial grant of options (the “Initial Grant”) to purchase 50,000 shares of common stock of the Company at an exercise price of $3.18 per share. The shares of common stock underlying the options vested 25% on the date of grant, 25% shall vest upon the six-month anniversary of the date of grant and the remainder shall vest in equal installments over the following four fiscal quarters. On April 23, 2021, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, received $72,000 of RSUs when the closing stock price was $3.09 per share, or 23,301 RSUs granted with cliff vesting of 100% in one year. In addition, on April 8, 2021, the Company granted to five directors an additional 93,802 RSUs, valued at $296,000, were granted, contingent upon the shareholders approving an increase in the Plan.

On May 11, 2021, the Company granted to certain officers of the Company options to purchase 150,000 shares of common stock of the Company at an exercise price or $3.21 per share. The shares of common stock underlying the options vested 30% on the date of grant, 30% shall vest upon the one year anniversary of the date of the grant, and the remainder shall vest upon the two year anniversary of the date of the grant. As of June 30, 2021, the plan is short of shares to cover all the May 11, 2021 option grants by 134,955 shares.

12)    Common Stock Warrants

Upon the consummation of the Merger as disclosed in Note 1, Neurotrope warrants issued and outstanding as of December 1, 2020 were converted into equivalent warrants to purchase common stock of Petros and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of warrants for the three months ended June 30, 2021:

Number of Shares
Warrants outstanding at December 31, 2020	4,407,962
Warrants issued	—
Warrants exercised	—
Warrants outstanding at June 30, 2021	4,407,962

As of June 30, 2021, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
76,569	$32.00	November 17, 2021
131,344	64.00	November 17, 2021
2,780	1.60	August 23, 2023
18,000	35.65	June 1, 2024
4,800	35.60	June 5, 2024
74,864	21.85	June 17, 2024
20,043	31.25	June 19, 2024
22,800	26.55	September 1, 2024
10,500	12.74	September 16, 2024
22,800	4.30	December 1, 2024
28,000	5.65	March 2, 2025
28,000	7.30	June 1, 2025
28,000	5.50	September 1, 2025
28,000	4.71	December 1, 2025
2,221,829	7.50	December 1, 2025
908,498	17.50	December 1, 2025
623,303	51.25	December 1, 2025
157,832	125.00	December 1, 2025
4,407,962

13)    Basic and Diluted Net Loss per Common Share

Upon the consummation of the Mergers on December 1, 2020, the basic weighted average number of common shares outstanding for the three and six months ended June 30, 2020 has been calculated using the number of common units outstanding of Metuchen from January 1, 2020 through June 30, 2020 multiplied by the exchange ratio used in the transaction.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$(2,112,917)	$(5,764,371)	$896,164	$(11,847,590)
Denominator
Weighted-average common shares for basic net income (loss) per share	9,802,309	3,434,551	9,777,834	3,434,551
Effect of common share equivalents within common stock warrants	—	—	1,501	—
Weighted-average common shares for dilutive net income (loss) per share	9,802,309	3,434,551	9,779,335	3,434,551

Basic and diluted net income (loss) per common share	$(0.22)	$(1.68)	$0.09	$(3.45)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock Options	1,213,301	—	1,213,301	—
Warrants	4,407,962	127,396	4,405,182	127,396
Total	5,621,263	127,396	5,618,483	127,396

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement on the effective date of the License Agreement. The Supply Agreement states that Vivus will initially manufacture, test, and supply the product to the Company or its designee, directly or through one or more third parties. The Supply Agreement is effective through December 31, 2021. The Company provided Vivus with notice of termination of the Supply Agreement on September 30, 2019, effective on September 30, 2021. On July 7, 2020, Vivus announced that it has completed the solicitation of an in-court prepackaged plan of reorganization, under which IEH Biopharma LLC will take 100% ownership of Vivus. The Company is required to make future minimum annual purchases of Stendra® under the Supply Agreement and the Company estimates the minimum purchase obligation for 2021 to be $4.1 million (based on current prices, however, subject to annual price increases) as of June 30, 2021.

Stendra® can be purchased by written purchase orders submitted to Vivus at least 125 days in advance of the desired shipment date. For each quarter, the Company is required to submit purchase orders for at least 90% of the quantities in the forecast above. Vivus will have no obligation to supply Stendra® in excess of 120% of the quantity specified above but will use reasonable efforts.

As of both June 30, 2021 and December 31, 2020, the Company has $14.2 million of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. As API inventory is not a finished good, the Company does not have title to the product and classifies API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of both June 30, 2021 and December 31, 2020, there was $1.3 million included in other current assets (see Note 5 Prepaid and Other Current Assets). As of both June 30, 2021 and December 31, 2020, $11.1 million is included in other assets on the accompanying condensed consolidated balance sheets. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. During the three and six months ended June 30, 2021 and 2020, the Company has not recorded any additional reserve to reduce the cost of API inventory.

During the six months ended June 30, 2021 and 2020, the Company incurred royalties to MTPC for Stendra® of $233,481 and $76,927, respectively. During the three months ended June 30, 2021 and 2020, the Company incurred royalties to MTPC for Stendra® of $73,449 and $37,014, respectively. Royalties incurred were included in cost of goods sold in the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company had a payable for royalties of $82,491 and $8,728, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

(b)    Hybrid

In March 2020, the Company acquired the exclusive license to H100™ from Hybrid (the “Hybrid License”). H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000, with an additional $900,000 payment due upon obtainment of orphan indication for H100™ and termination of Hybrid’s existing agreement with a compounding pharmacy, and additional annual payments of $125,000, $150,000 and $200,000 due on each of the first, second and third anniversaries of the Hybrid License and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales. In addition, the Company may terminate at any time after first anniversary, without cause, upon ninety (90) days’ notice.

The initial license fee of $100,000 and an extension payment of $100,000 has been recorded in research and development during the year ended December 31, 2020. The Company has treated the acquisition as an asset acquisition and has concluded that the asset acquired, and the upfront payment should be expensed as it was considered an IPR&D asset with no alternative future uses.

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement.

15)  Commitments and Contingencies

(a)    Employment Agreements

The Company has employment agreements with certain executive officers and key employees that provide for, among other things, salary and performance bonuses.

In connection with entry into the First Merger Agreement Amendment, Neurotrope, Neurotrope Bioscience, Inc. (a wholly owned subsidiary of Neurotrope) and Metuchen entered into an Employee Lease Agreement pursuant to which Neurotrope and Neurotrope Bioscience, Inc. agreed to lease the services of Dr. Charles Ryan to Metuchen prior to the Closing. Dr. Ryan was required to devote no more than 75% of his working time performing services to Metuchen under the Employee Lease Agreement and Metuchen paid 75% of the costs associated with Dr. Ryan’s employment from the period beginning on June 1, 2020 through the Closing, including but not limited to, the costs for all compensation and benefits paid to, for or on behalf of Dr. Ryan (the “Fees”). Upon consummation of the Mergers, Metuchen paid approximately $0.2 million for the Fees pursuant to the Employee Lease Agreement, which reduced the amount of cash that Petros retained following the Closing.

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

(c)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 3.2 years to 5.5 years.

The components of lease expense were consisted entirely of fixed lease costs related to operating leases. These costs were $44,812 for the three months ended June 30, 2021 and 2020, and $89,623 for the six months ended June 30, 2021 and 2020.

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2021	As of December 31, 2020
Operating lease ROU asset:
Other assets	$529,056	$579,535

Operating lease liability:
Other current liabilities	$117,256	$108,971
Other long-term liabilities	469,571	530,597
Total operating lease liability	$586,827	$639,568

Supplemental lease term and discount rate information related to leases was as follows:

	As of June 30, 2021	As of December 31, 2020
Weighted-average remaining lease terms - operating leases	4.2 years	4.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,942	$45,042	$91,884	$91,319

Future minimum lease payments under non-cancelable leases as of June 30, 2021 were as follows:

Lease Liability Maturity Analysis	Operating Leases
2021 (remaining 6 months)	92,355
2022	187,739
2023	189,374
2024	155,242
2025	81,107
Thereafter	82,326
Total lease payments	788,143
Less: Imputed Interest	(201,316)
Total	$586,827

As of June 30, 2021, the Company had no operating leases that had not yet commenced.

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

The Company’s results of operations by reportable segment for the six months ended June 30, 2021 are summarized as follows:

	Prescription	Medical
For the six months ended June 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$4,850,462	$1,682,793	$—	$6,533,255
Cost of goods sold	562,328	474,352	—	1,036,680
Selling, general and administrative expenses	3,666,993	1,291,426	3,039,471	7,997,890
Research and development expenses	519,227	—	—	519,227
Depreciation and amortization expense	2,796,539	661,118	—	3,457,657
Change in fair value of derivative liability	—	—	(7,670,000)	(7,670,000)
Interest expense	—	—	288,937	288,937
Income tax expense	—	(6,700)	—	(6,700)
Net income (loss)	$(2,694,625)	$(750,803)	$4,341,592	$896,164

The Company’s results of operations by reportable segment for the six months ended June 30, 2020, are summarized as follows:

	Prescription	Medical
For the six months ended June 30, 2020	Medications	Devices	Corporate	Consolidated
Net sales	$1,538,543	$1,626,942	$—	$3,165,485
Cost of goods sold	777,594	545,672	—	1,323,266
Selling, general and administrative expenses	4,820,367	1,213,864	2,841,931	8,876,162
Research and development expense	270,968	—	—	270,968
Depreciation and amortization expense	2,707,181	615,541	—	3,322,722
Interest expense	—	—	1,263,709	1,263,709
Income tax benefit	—	43,752	—	43,752
Net loss	$(7,037,567)	$(704,383)	$(4,105,640)	$(11,847,590)

The Company’s results of operations by reportable segment for the three months ended June 30, 2021 are summarized as follows:

	Prescription	Medical
For the three months ended June 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$1,649,815	$807,834	$—	$2,457,649
Cost of goods sold	173,047	220,247	—	393,294
Selling, general and administrative expenses	1,932,640	744,431	1,439,102	4,116,173
Research and development expenses	500,046	—	—	500,046
Depreciation and amortization expense	1,398,269	330,559	—	1,728,828
Change in fair value of derivative liability	—	—	(2,290,000)	(2,290,000)
Interest expense	—	—	115,525	115,525
Income tax expense	—	(6,700)	—	(6,700)
Net income (loss)	$(2,354,187)	$(494,103)	$735,373	$(2,112,917)

The Company’s results of operations by reportable segment for the three months ended June 30, 2020 are summarized as follows:

	Prescription	Medical
For the three months ended June 30, 2020	Medications	Devices	Corporate	Consolidated
Net sales	$740,286	$633,278	$—	$1,373,564
Cost of goods sold	276,176	263,055	—	539,231
Selling, general and administrative expenses	1,689,952	470,051	1,899,695	4,059,698
Research and development expense	131,583	—	—	131,583
Depreciation and amortization expense	1,353,590	307,770	—	1,661,360
Interest expense	—	—	759,844	759,844
Income tax benefit	—	13,781	—	13,781
Net loss	$(2,711,015)	$(393,817)	$(2,659,539)	$(5,764,371)

The following table reflects net sales by geographic region for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Net sales	2021	2020	2021	2020
United States	$2,188,789	$1,205,973	$5,893,312	$2,654,593
International	268,860	167,591	639,943	510,892
	$2,457,649	$1,373,564	$6,533,255	$3,165,485

No individual country other than the United States accounted for 10% of total sales for the three or six months ended June 30, 2021 and 2020.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of June 30, 2021 are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$21,834,257	$6,874,115	$28,708,372
Total segment assets	$47,850,814	$8,819,430	$56,670,244

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

Metuchen was founded by Joseph J. Krivulka, an experienced pharmaceutical executive who held several key leadership positions at leading pharmaceutical companies such as Mylan Laboratories Inc. and its subsidiary Bertek Inc., and was also the co-founder of Reliant Pharmaceuticals, which was sold to GlaxoSmithKline in 2007 for $1.65 billion. During the period from Metuchen’s inception in 2016 through 2018, the founder decided to outsource the sales and marketing function to an affiliated contractor. The level of performance expected from this affiliated contractor was not realized. In 2018, the founder passed away which caused significant disruption to the business. In 2019, Metuchen terminated the relationship with this affiliate contractor and established its own internal sales, marketing, and trade distribution functions for Stendra®. Also in 2019, Metuchen deployed a specialized key account sales model augmented by a national non-personal promotion campaign reaching nearly 30,000 healthcare professionals. Metuchen also enhanced its digital campaigns designed to create awareness among patients and its partners. Additionally, Metuchen engaged in a wide array of specialty medical conferences including presentations at educational product theaters and launched a national savings coupon for enhanced product access. Metuchen believes that these activities have established a framework for growth into 2021 and beyond. Following a year of internal management of marketing, sales and trade distribution functions, we believe the Company is well-positioned for a strong, multi-channel sales and marketing campaign in 2021 and beyond.

In addition to ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, Petros acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement.

Impact of COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020 and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants, such as the Delta variant, will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians have prevented in-person visits by sales representatives to physicians’ offices. The Company has taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced its sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continues to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. The Company anticipates rehiring and/or assigning representatives to cover sales territories as physician access resumes. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices and as of June 30, 2021, they remain closed, with the Company’s employees continuing their work remotely. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed.

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

In December 2020, Vivus obtained approval of an in-court prepackaged plan of reorganization, under which IEH Biopharma LLC (“IEH”) obtained 100% ownership of Vivus (the “Prepackaged Plan”), and IEH assumed VIVUS’ contractual obligations under the Supply Agreement. The license agreement between MTPC and Vivus (the “MTPC License”) contains certain termination rights that will allow MTPC to terminate the agreement if Vivus were to breach any of the terms of the MTPC License or become insolvent or bankrupt. In the event that MTPC terminates the MTPC License with Vivus because of any contractual breach, the Company has step-in rights with MTPC, which would allow the Company to continue to sell Stendra®.

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

In March 2020, we entered into the Hybrid License for the development and commercialization of H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and additional payments of $250,000, with additional annual milestone payments of $125,000, $150,000 and $200,000 on each of the first, second and third anniversaries of the entry into the Hybrid License and $250,000 annual payments due thereafter. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the License Agreement) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was paid within seven calendar days of entering into the agreement.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to revenue recognition, collectability of accounts receivable, inventory valuation and obsolescence, intangibles, income taxes, litigation, and contingencies. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our condensed consolidated financial statements as they occur. While our significant accounting policies are more fully described in “Part I; Item 1. Financial Statements and Supplementary Data; Notes to Condensed Consolidated Financial Statements; Note 2. Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors.

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

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by an observable market.

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

Results of Operations

The impact on our results of operations of the COVID-19 pandemic and related changes in economic conditions, including changes to consumer spending resulting from the rapid rise in local and national unemployment rates, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of the pandemic continue to evolve and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations as a company. The extent to which the COVID-19 pandemic, and the emergence of any new variants, will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. The COVID-19 pandemic could also increase the degree to which our results, including the results of our business segments, fluctuate in the future.

Three Months Ended June 30, 2021 and 2020 (unaudited)

The following table sets forth a summary of our statements of operations for the three months ended June 30, 2021 and 2020:

	For the Three Months
	Ended June 30,
	2021	2020
Net sales	$2,457,649	$1,373,564
Cost of sales	393,294	539,231
Gross profit	2,064,355	834,333

Operating expenses:
Selling, general and administrative	4,116,173	4,059,698
Research and development	500,046	131,583
Depreciation and amortization expense	1,728,828	1,661,360
Total operating expenses	6,345,047	5,852,641

Loss from operations	(4,280,692)	(5,018,308)

Change in fair value of derivative liability	2,290,000	—
Interest expense, senior debt	(115,525)	(357,409)
Interest expense, related party term loans	—	(402,435)
Loss before income taxes	(2,106,217)	(5,778,152)

Income tax expense (benefit)	6,700	(13,781)

Net loss	$(2,112,917)	$(5,764,371)

Net Sales

Net sales for the three months ended June 30, 2021 were $2,457,649, composed of $1,649,815 of net sales from Prescription Medicines and net sales of $807,834 from Medical Devices.

Net sales for the three months ended June 30, 2020 were $1,373,564, composed of $740,286 of net sales from Prescription Medicines and net sales of $633,278 from Medical Devices.

For the three months ended June 30, 2021 gross sales to customers representing 10% or more of the Company’s total gross sales included four customers that represented approximately 31%, 22%, 17%, and 14% of total gross sales.

For the three months ended June 30, 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 77% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to four main customers, which collectively accounted for approximately 96% of Stendra® net sales for the three months ended June 30, 2021. Individually, sales to the four main customers accounted for 35%, 26%, 19% and 16% of Stendra® net sales for the three months ended June 30, 2021.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $1,084,085 or 79% higher during the three months ended June 30, 2021 than in the three months ended June 30, 2020 consisting of a $909,530 increase in the net sales of Stendra® and a $174,555 increase in Medical Device Sales. The increase in net sales of Stendra® was substantially due to increased wholesaler demand as the market began to recover from the implications of the 2019 FDA warning letter that impacted the Company's ability to promote Stendra® through the 3rd quarter of 2020 and the continued recovery from the COVID-19 pandemic in the 2nd quarter of 2021. The increase in net sales for our Medical Devices segment was attributable to the continued recovery from the COVID-19 pandemic in the 2nd quarter of 2021.

Cost of Sales

Cost of sales for the three months ended June 30, 2021 were $393,294, composed of $173,047 of cost of sales for our Prescription Medicines segment and $220,247 for our Medical Devices segment.

Cost of sales for the three months ended June 30, 2020 were $539,231 composed of $276,176 of cost of sales for our Prescription Medicines segment and $263,055 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended June 30, 2021 consisted of 58% third-party product cost of sales, 42% royalty expenses, and 15% 3PL order fulfillment and shipping expenses, which was partially offset by a 15% favorable adjustment to the inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the three months June 30, 2021 consisted of 92% raw materials, and 8% production. Cost of sales decreased by $145,937 or 27% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, cost of sales as a percentage of net sales was 16% and 39%, respectively. The decrease in cost of sales as a percentage of net sales was a result of decreased sales order fulfillment costs (on a per unit basis) during the three months ended June 30, 2021 and decreased amortization expense due to the inventory step-up asset being fully amortized in September 2020.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $2,064,355 or 84%, composed of $1,476,768 of gross profit from Prescription Medicines and $587,587 from Medical Devices. Gross profit for the three months ended June 30, 2020 was $834,333 or 61%, composed of $464,110 of gross profit from Prescription Medicines and $370,223 from Medical Devices. The changes in gross profit were driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended June 30, 2021 were $4,116,173, composed of $1,932,640 of selling, general and administrative expenses of our Prescription Medicines segment, $744,431 of selling, general and administrative expenses of our Medical Devices segment and $1,439,102 of general corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2020 were $4,059,698, composed of $1,689,952 of selling, general and administrative expenses of our Prescription Medicines segment, $470,051 of selling, general and administrative expenses of our Medical Devices segment and $1,899,695 of general corporate expenses.

Selling, general and administrative expenses for both segments include selling, marketing and regulatory expenses. Unallocated general corporate expenses include costs that were not specific to a particular segment but are general to the group, including expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

Selling, general and administrative expenses increased by $56,475 or 1% during the three months ended June 30, 2021 compared to the same period of 2020. Decreased selling, general and administrative expenses were primarily driven by decreased merger expenses, lower payroll expenses and direct marketing expenses as management sought to reduce expenses due to COVID19; more than offset by increased stock based compensation and other public company support costs.

Research and development

Research and development expenses for the three months ended June 30, 2021 were $500,046, in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are composed of $283,928 for consulting fees related to the Company's Non-Prescription / Over-The-Counter ("OTC") Strategies, $200,000 for upfront licensing fees and $16,118 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses for the three months ended June 30, 2020 were $131,583, in our Prescription Medicines segment composed of $100,000 for a licensing fee extension payment, $30,533 for consulting fees, and $1,050 for legal fees related to the H100 license acquired in March 2020.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2021 were $1,728,828, composed of $1,398,270 of depreciation and amortization expenses of our Prescription Medicines segment and $330,558 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and Amortization expenses for the three months ended June 30, 2020 were $1,661,360, composed of $1,353,590 of depreciation and amortization expenses of our Prescription Medicines segment and $307,770 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $2,290,000 represents the change in fair value of the derivative during the three months ended June 30, 2021 primarily driven by the decline in the Company’s stock price as well as the passage of time.

Interest expense, senior debt

Interest expense, senior debt for the three months ended June 30, 2021 was $115,525, consisting of interest payments on our senior debt, with a weighted average balance of $3,974,107. Interest expense, senior debt for the three months ended June 30, 2020, was $357,409, consisting of interest payments on our senior debt, with a weighted average balance of $10,177,741. The decrease of $241,884 or 68% was due to the pay down of $6.3 million of senior debt subsequent to June 30, 2020.

Interest expense, subordinated related party term loans

There was no interest expense, subordinated related party term loans for the three months ended June 30, 2021. During 2020, the Company borrowed additional subordinated related party term loans in aggregate principal amount of $15.5 million. The subordinated related party term loans were converted into shares of the Company’s common stock with the consummation of the Mergers on December 1, 2020. Accordingly, there was no principal balance of the subordinated related party term loans or accrued PIK interest as of June 30, 2021.

Income tax expense (benefit)

There was a $6,700 income tax expense for the three months ended June 30, 2021 as compared to a $13,781 income tax benefit for the three months ended June 30, 2020. The income tax benefit was primarily attributed to the operations of the Medical Device segment, specifically Timm Medical, which is now included in the Company’s consolidated group. The consolidated group is in a full valuation allowance position, as such, the legacy deferred tax liabilities recorded at Timm Medical have been a source of taxable income which reduced the overall valuation allowance as of December 31, 2020.

Six Months Ended June 30, 2021 and 2020 (unaudited)

The following table sets forth a summary of our statements of operations for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020
Net sales	$6,533,255	$3,165,485
Cost of sales	1,036,680	1,323,266
Gross profit	5,496,575	1,842,219

Operating expenses:
Selling, general and administrative	7,997,890	8,876,162
Research and development	519,227	270,968
Depreciation and amortization expense	3,457,657	3,322,722
Total operating expenses	11,974,774	12,469,852

Loss from operations	(6,478,199)	(10,627,633)

Change in fair value of derivative liability	7,670,000	—
Interest expense, senior debt	(288,937)	(784,992)
Interest expense, related party term loans	—	(478,717)
Income (loss) before income taxes	902,864	(11,891,342)

Income tax expense (benefit)	6,700	(43,752)

Net income (loss)	$896,164	$(11,847,590)

Net Sales

Net sales for the six months ended June 30, 2021 were $6,533,255, composed of $4,850,462 of net sales from Prescription Medicines and net sales of $1,682,793 from Medical Devices.

Net sales for the six months ended June 30, 2020 were $3,165,485, composed of $1,538,543 of net sales from Prescription Medicines and net sales of $1,626,942 from Medical Devices.

For the six months ended June 30, 2021 gross sales to customers representing 10% or more of the Company’s total gross sales included two customer that represented approximately 49% and 14% of total gross sales.

For the six months ended June 30, 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 79% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the three customers, which accounted for approximately 83% of Stendra® net sales for the six months ended June 30, 2021. Individually, sales to the three main customers accounted for 56%, 16%, and 11% of Stendra® net sales for the six months ended June 30, 2021.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include VEDs and related accessories.

Net sales were increased by $3,367,770 or 106% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 consisting of a $3,311,919 increase in the net sales of Stendra® and a $55,850 increase in Medical Device Sales. The increase in net sales of Stendra® was substantially due to higher wholesaler demand as the market began to recover from the implications of the 2019 FDA warning letter that impacted the Company's ability to promote Stendra® through the 3rd quarter of 2020 and the continued recovery from the COVID-19 pandemic in the 2nd quarter of 2021. The increase in net sales for our Medical Devices segment was attributable to the continued recovery from the COVID-19 pandemic in 2021.

Cost of Sales

Cost of sales for the six months ended June 30, 2021 were $1,036,680, composed of $562,328 of cost of sales for our Prescription Medicines segment and $474,352 for our Medical Devices segment.

Cost of sales for the six months ended June 30, 2020, were $1,323,266 composed of $777,594 of cost of sales for our Prescription Medicines segment and $545,672 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the six months ended June 30, 2021 consisted 43% third-party product cost of sales, 42% royalty expenses, 11% third-party logistics provider order fulfillment and shipping costs, and of 4% inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the six months ended June 30, 2021, consisted of 88% raw materials, 9% production labor and 3% other cost of sales.

Cost of sales decreased by $286,586 or 22% during the six months ended June 30, 2021 compared to the same period 2020. For the six months ended June 30, 2021 and 2020, cost of sales as a percentage of net sales were 16% and 42%, respectively. The decrease in cost of sales as a percentage of net sales was a result of decreased sales order fulfillment costs (on a per unit basis) during the six months ended June 30, 2021 and decreased amortization expense due to the inventory step-up asset being fully amortized in September 2020.

Gross Profit

Gross profit for the six months ended June 30, 2021 was $5,496,575 or 84%, composed of $4,288,134 of gross profit from Prescription Medicines and $1,208,441 from Medical Devices. Gross profit for the six months ended June 30, 2020 was $1,842,219 or 58%, composed of $760,949 of gross profit from Prescription Medicines and $1,081,270 from Medical Devices. The changes in gross profit were driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2021 were $7,997,890, composed of $3,666,993 of selling, general and administrative expenses of our Prescription Medicines segment, $1,291,426 of selling, general and administrative expenses of our Medical Devices segment and $3,039,471 of general corporate expenses.

Selling, general and administrative expenses for the six months ended June 30, 2020, were $8,876,162, composed of $4,820,367 of selling, general and administrative expenses of our Prescription Medicines segment, $1,213,864 of selling, general and administrative expenses of our Medical Devices segment and $2,841,931 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $878,272 or 10% during the six months ended June 30, 2021 compared to the same period of 2020. Decreased selling, general and administrative expenses were primarily driven by lower payroll expenses and direct marketing expenses as management sought to reduce expenses due to COVID-19; partially offset by increased stock based compensation and other public company support costs.

Research and development

Research and development expenses for the six months ended June 30, 2021 were $519,227, in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are of $303109 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies, $200,000 for upfront licensing fees and $16,118 for legal fees related to the H100 license acquired in March 2020

Research and development expenses for the six months ended June 30, 2020, were $270,968, in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are composed of $100,000 for upfront licensing fees, an extension payment of $100,000, $57,265 of consulting fees, and $13,703 for legal fees related to the H100 license acquired in June 2020.

Research and development expenses increased by $248,259 or 92% during the six months ended June 30, 2021 compared to the same period of 2020. Increased research and development expenses were primarily driven by $245,844 of consulting fees and $2,415 of legal fees.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2021 were $3,457,657, composed of $2,796,539 of depreciation and amortization expenses of our Prescription Medicines segment and $661,118 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the six months ended June 30, 2020, were $3,322,722, composed of $2,707,181 of depreciation and amortization expenses of our Prescription Medicines segment and $615,541 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years. The increase in amortization expense was primarily driven by the accelerated method of amortization related to the Stendra® product intangible.

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $7,670,000 represents the change in fair value of the derivative during the six months ended June 30, 2021 primarily driven by the decline in the Company’s stock price as well as the passage of time.

Interest expense, senior debt

Interest expense, senior debt for the six months ended June 30, 2021 was $288,937 consisting of interest payments on our senior debt, with a weighted average balance of $4,785,655. Interest expense, senior debt for the six months ended June 30, 2020 was $784,992, consisting of interest payments on our senior debt, with a weighted average balance of $10,959,368. The decrease of $496,055 or 63% was due to the pay down of $6.1 million of senior debt and decreased weighted average interest rate subsequent to June 30, 2020.

Interest expense, subordinated related party term loans

There was no interest expense, subordinated related party term loans for the six months ended June 30, 2021. During 2020, the Company borrowed additional subordinated related party term loans in aggregate principal amount of $15.5 million. The subordinated related party term loans were converted into shares of the Company’s common stock with the consummation of the Mergers on December 1, 2020. Accordingly, there was no principal balance of the subordinated related party term loans or accrued PIK interest as of June 30, 2021.

Income tax expense (benefit)

There was a $6,700 income tax expense recorded for the six months ended June 30, 2021 as compared to a $43,752 income tax benefit for the six months ended June 30, 2020. The income tax benefit was primarily attributed to the operations of the Medical Device segment, specifically Timm Medical, which is now included in the Company’s consolidated group. The consolidated group is in a full valuation allowance position, as such, the legacy deferred tax liabilities recorded at Timm Medical have been a source of taxable income which reduced the overall valuation allowance as of December 31, 2020.

Liquidity and Capital Resources

General

Cash totaled $11,031,177 at June 30, 2021, compared to $17,139,694 at December 31, 2020.

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2021, we had cash of $11.0 million, negative working capital of approximately $18.3 million, including debt of $3.4 million maturing in 2021, and sustained cumulative losses attributable to holders of common stock of $60.8 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, negotiating an extension of our debt arrangement and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. While we are optimistic that we will be successful in our efforts to achieve our plans, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., through August 17, 2022.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from the Mergers, revenues from product sales, private sales of equity securities and proceeds received from the issuance of convertible debt, as described below.

We rely on McKesson to distribute our products to our customers. On March 27, 2020, the Company received notice of termination from McKesson. Such notice was withdrawn on April 3, 2020, following the Company’s payment of $1,915,144. As of June 30, 2021, we had $2,734,277 in gross accounts receivable due from McKesson, partially offset by $1,557,539 in accrued chargebacks, cash discounts, unbilled returns, and distribution service fees. Net amounts McKesson owed to the Company was $1,176,738 as of June 30, 2021. On June 28, 2021, the Company provided a notice of contract termination to McKesson, effective December 31, 2021. While this contract does not terminate until a future date, the Company has ceased substantially all operating activity with McKesson as of April 1, 2021.

Our principal expenditures include payment for inventory of Stendra® from our key supplier, Vivus, including purchases of inventory accrued in current periods, but for which payment is due in future periods. We have significant unpaid balances owed to Vivus and are currently in discussions with Vivus with respect to amounts owed. We had an aggregate accrued unpaid balance owed to Vivus of $20,724,188 as of June 30, 2021. While the Company is in discussions with Vivus to convert a portion of the amounts owed into a subordinated note, though there can be no assurance that we will be successful in these discussions.

In March 2020, the Company acquired the Hybrid License, providing an exclusive license to H100™. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and an additional payment of $250,000 and additional annual milestone payments of $125,000, $150,000 and $200,000 are due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales.

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the Hybrid License was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was paid within seven calendar days of entering into the second letter agreement.

The Company also expects to incur approximately $14 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval, including approximately $10 million for clinical trials and $4 million of other expenses.

We will require additional financing to further develop and market our products, fund operations, and otherwise implement our business strategy at amounts relatively consistent with the expenditure levels disclosed above. We are exploring additional ways to raise capital, but we cannot assure you that we will be able to raise capital. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We expect to seek additional funds through a variety of sources, which may include additional public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

We are focused on expanding our service offering through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Debt

Senior Debt

On September 30, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), for a $35 million term loan. The Loan Agreement includes an additional Payable-In-Kind (“PIK”) interest that increases the outstanding principal on a monthly basis at an annual rate of 1.35% and a $787,500 end of term charge. The end of term charge is being recognized as interest expense and accreted over the term of the Loan Agreement, as amended, using the effective interest method. We refer to the amounts available under the credit facility with Hercules as Senior Debt.

On November 22, 2017, the Company entered into Amendment No. 1 to the Loan Agreement (the “First Amendment”). A covenant was added, in which the Company must achieve a certain minimum EBITDA, as defied in the First Amendment, target for the trailing twelve-month period, ending June,30, 2018. The end of term charge was increased from $787,500 to $1,068,750. The minimum EBITDA for each of the trailing six months and the fixed charge coverage ratio were reduced from 1:1 to 0.9:1. The Company was also required to prepay $10 million in principle.

Effective April 13, 2020, the Company and Hercules entered into Amendment No. 2 to the Loan Agreement, (the “Second Amendment”), to extend the maturity date thereof to April 1, 2021, subject to further extension to December 1, 2021 if the Company raises at least $20 million through an equity or debt financing or other transaction. All previously accrued PIK interest was added to accrued principal, and no further PIK interest will accrue. The cash interest would accrue at a rate of the greater of (i) the prime rate reported in the Wall Street Journal plus 11.50% minus 4.25% and (ii) 11.50%. The interest rate was 11.50% at June 30, 2021. The end of term charge of $1,068,750 was partially extended with $534,375 due on October 1, 2020 and $534,375 due on February 1, 2021. The Company incurred a $50,000 amendment fee upon closing of the Second Amendment.

Effective September 30, 2020, the Company and Hercules entered into the Amendment No. 3 to Loan Agreement (the “Third Amendment”) to provide for interest only payments commencing on October 1, 2020 and continuing through December 22, 2020 unless the Company raises net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P., an affiliate of the JCP Investor, Hercules and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow certain funds in an aggregate amount equal to certain principal payments owed under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

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

In connection with the entry into the Merger Agreement on May 17, 2020, the JCP Investor, Neurotrope and Metuchen entered into a Note Conversion and Loan Repayment Agreement pursuant to which, the JCP Investor agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest of the Company held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock in connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated. Accordingly, the principal balance of the Subordinated Promissory Notes and accrued PIK interest was $0 as of June 30, 2021.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months
	Ended June 30,
	2021	2020
Net cash used in operating activities	$(2,346,366)	$(8,115,311)
Net cash used in investing activities	—	(4,429)
Net cash (used in) provided by financing activities	(3,762,151)	6,805,691
Net decrease in cash	$(6,108,517)	$(1,314,049)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $2,346,366, which primarily reflected our net income of $896,164, more than offset by cash adjustments to reconcile net income to net cash used in operating activities of $3,276,822 consisting primarily of depreciation and amortization, inventory obsolescence reserves, changes in the fair value of derivative liability, and changes in operating assets and liabilities of $34,294.

Net cash used in operating activities for the three months ended June 30, 2020, was $8,115,311, which primarily reflected our net loss of $11,847,590, partially offset by adjustments to reconcile net loss to net cash provided by operating activities of $3,908,546 consisting primarily of depreciation and amortization, non-cash paid-in-kind interest and amortization of deferred financing costs and debt discount, and changes in operating assets and liabilities of $176,267.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,429 for the six months ended June 30, 2020, respectively, related to the acquisition of fixed assets. No cash was used in investing activities for the six months ended June 30, 2021.

Cash Flows from Financing Activities

Net cash used in financing activities was $3,762,152 for the three months ended June 30, 2021, consisting of payments of senior debt of $3,227,914and a payment for the senior debt end-of-term fee of $534,237.

Net cash provided by financing activities was $6,805,691 for the six months ended June 30, 2020, consisting of proceeds from issuance of subordinated related party term loans of $10,000,000, partially offset by payments on the senior debt of $3,144,309 and debt issuance costs of $50,000.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$(2,112,917)	$(5,764,371)	$896,164	$(11,847,590)
Interest expense, senior debt	115,525	357,409	288,937	784,992
Interest expense, related party term loans	—	402,435	—	478,717
Income tax expense (benefit)	6,700	(13,781)	6,700	(43,752)
Depreciation and amortization expense	1,728,828	1,661,360	3,457,657	3,322,722
EBITDA	(261,864)	(3,356,948)	4,649,458	(7,304,911)
Change in fair value of derivative liability	(2,290,000)	—	(7,670,000)	—
Adjusted EBITDA	$(2,551,864)	$(3,356,948)	$(3,020,542)	$(7,304,911)

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

The following table presents a reconciliation of net sales to gross billings for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net Sales	$2,457,649	$1,373,564	$6,533,255	$3,165,485
Product Returns	1,203,062	(939,847)	1,812,767	171,746
Contract Rebates	1,050,748	854,790	1,922,482	1,896,426
Chargebacks	28,198	939,142	265,346	1,021,025
Cash Discounts	67,060	43,316	266,934	127,202
Distribution Service Fees	350,694	354,522	945,972	894,021
Coupon Redemptions	978,474	422,212	1,924,851	1,220,359
Gross Billings	$6,135,885	$3,047,699	$13,671,607	$8,496,264

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auding Standard No. 5) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified a material weaknesses in internal control related to (1) Petros has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices; (2) the sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties; and (3) Petros does not have appropriate IT access related controls.

Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level and has developed a plan to address the remediation of the foregoing deficiencies in 2021.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 15 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

Effective April 1, 2021, the Company entered into a Consulting and Advisory Agreement (the “King Agreement”) with Tania King, an employee of Juggernaut Capital Partners LLP, for certain services. The term of the King Agreement is indefinite but may be terminated by either party, with or without cause. As consideration for the consulting and advisory services, the Company will pay Ms. King a monthly fee of $4,000, an additional $12,000 payment included with the first monthly fee for services provided since January 1, 2021 and issue restricted stock units for shares of the Company’s common stock (“RSU’s”) with a cash value of $72,000 as of the date of the grant (the “King Grant Date”). The RSU’s shall vest and settle in full on the one-year anniversary of the King Grant Date.

Effective June 4, 2021, the Company entered into a Service Agreement (the “IRTH Agreement”) with IRTH Communications, LLC (the “Consultant”) for certain investor relations services. The term of the IRTH Agreement is for one year with an optional one-year renewal term. As consideration for the services, the Company will pay the Consultant a fixed fee of $6,750 per month for the term of the IRTH Agreement and issued 28,338 RSU’s with a value of $89,999 as of the date of the grant (the “IRTH Grand Date”). The restricted shares vest immediately on the IRTH Grant Date.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act. This issuances were not a “public offering” because no more than 35 non-accredited investors received securities of the Company in either issuance, the Company did not engage in general solicitations or advertisings with regard to the issuances of shares of common stock of the Company and the Company did not make a public offering in connection with the issuances or sale of shares of common stock of the Company.

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
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: August 16, 2021	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: August 16, 2021	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer