Form 10-Q
period 2021-09-30
Petros Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2021

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

As of November 11, 2021, there were 13,150,215 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®, and on a single distributor thereof; risks related to the termination of Petros’ commercial supply agreement with Vivus, including the risk that Petros may not be able to obtain sufficient quantities of Stendra® in a timely manner or on commercially viable terms; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic, including the emergence of new variants, such as the Delta variant, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2020 and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$8,135,184	$17,139,694
Accounts receivable, net	1,952,421	5,152,969
Inventories	518,481	760,530
Deposits with related party	—	4,576
Prepaid expenses and other current assets	2,748,238	2,847,284

Total current assets	13,354,324	25,905,053

Fixed assets, net	51,952	64,250
Intangible assets, net	26,982,098	32,160,919
API purchase commitment	11,144,257	11,144,257
Other assets	502,697	579,535
Total assets	$52,035,328	$69,854,014

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of senior debt, net	$1,740,752	$7,175,029
Accounts payable	5,312,344	5,609,556
Accrued expenses	11,594,114	14,683,786
Accrued inventory purchases	14,203,905	14,203,905
Other current liabilities	649,468	221,766
Total current liabilities	33,500,583	41,894,042

Derivative liability	250,000	9,890,000
Other long-term liabilities	437,749	600,920
Total liabilities	34,188,332	52,384,962

Stockholders’ Equity:
Preferred stock (par value of $0.0001 per share, 50,000,000 shares authorized, 0 and 500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	—	—
Common stock (par value of $0.0001 per share, 150,000,000 shares authorized, 9,826,599 and 9,707,655 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively)	983	971
Additional paid-in capital	80,348,891	79,170,225
Accumulated deficit	(62,502,878)	(61,702,144)
Total Stockholders’ Equity	17,846,996	17,469,052
Total Liabilities and Stockholders' Equity	$52,035,328	$69,854,014

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$2,145,169	$3,464,695	$8,678,424	$6,630,180
Cost of goods sold	319,158	981,903	1,355,838	2,305,169
Gross profit	1,826,011	2,482,792	7,322,586	4,325,011
Operating expenses:
Selling, general and administrative	3,413,223	3,121,023	11,411,113	11,997,185
Research and development expense	280,576	36,828	799,803	307,796
Depreciation and amortization expense	1,728,829	1,661,362	5,186,486	4,984,084
Total operating expenses	5,422,628	4,819,213	17,397,402	17,289,065
Loss from operations	(3,596,617)	(2,336,421)	(10,074,816)	(12,964,054)
Change in fair value of derivative liability	1,970,000	—	9,640,000	—
Interest expense, senior debt	(67,936)	(300,355)	(356,873)	(1,085,347)
Interest expense, subordinated related party term loans	—	(669,730)	—	(1,148,447)
Loss before income taxes	(1,694,553)	(3,306,506)	(791,689)	(15,197,848)
Income tax expense (benefit)	2,345	(6,143)	9,045	(49,895)
Net loss	$(1,696,898)	$(3,300,363)	$(800,734)	$(15,147,953)
Net loss per common share
Basic and Diluted	$(0.17)	$(0.96)	$(0.08)	$(4.41)
Weighted average common shares outstanding
Basic and Diluted	9,826,599	3,434,551	9,794,267	3,434,551

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / MEMBERS’ CAPITAL

(Unaudited)

		Preferred		Common			Common	Additional
	Preferred	Units	Common	Units	Preferred	Common	Stock	Paid-in	Accumulated
	Units	Amount	Units	Amount	Stock	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2021
Balance, June 30, 2021	—	$—	—	$—	—	9,826,599	$983	$80,295,724	$(60,805,980)	$19,490,727
Stock-based Compensation Expense	—	—	—	—	—	—	—	53,167	—	53,167
Net Loss	—	—	—	—	—	—	—	—	(1,696,898)	(1,696,898)
Balance, September 30, 2021	—	$—	—	$—	—	9,826,599	$983	$80,348,891	$(62,502,878)	$17,846,996
Three Months Ended September 30, 2020
Balance, June 30, 2020	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	$—	$—	$(52,963,809)	$(3,828,371)
Net income	—	—	—	—	—	—	—	—	(3,300,363)	(3,300,363)
Balance, September 30, 2020	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	$—	$—	$(56,264,172)	$(7,128,734)
Nine Months Ended September 30, 2021
Balance, December 31, 2020	—	$—	—	$—	500	9,707,655	$971	$79,170,225	$(61,702,144)	$17,469,052
Conversion of Preferred Stock to Common Stock	—	—	—	—	(500)	60,606	6	(6)	—	—
Non-employee stock-based compensation	—	—	—	—	—	58,338	6	187,796	—	187,802
Stock-based Compensation Expense	—	—	—	—	—	—	—	990,876	—	990,876
Net loss	—	—	—	—	—	—	—	—	(800,734)	(800,734)
Balance, September 30, 2021	—	$—	—	$—	—	9,826,599	$983	$80,348,891	$(62,502,878)	$17,846,996
Nine Months Ended September 30, 2020
Balance, December 31, 2019	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	—	—	$(41,116,219)	$8,019,219
Net loss	—	—	—	—	—	—	—		(15,147,953)	(15,147,953)
Balance, September 30, 2020	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	$—	$—	$(56,264,172)	$(7,128,734)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(800,734)	$(15,147,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,186,486	4,984,084
Bad debt expense	74,953	—
Inventory and sample inventory reserve	(90,844)	447,761
Non-cash paid-in-kind interest	—	1,192,896
Amortization of deferred financing costs and debt discount	12,500	25,000
Accretion for end of term fee	—	116,196
Deferred tax benefit	—	(196,818)
Lease expense	76,838	68,538
Derivative liability	(9,640,000)	—
Deferred revenue	70,343	—
Employee stock-based compensation	990,876	—
Non-employee stock-based compensation	187,802	—
Changes in operating assets and liabilities:
Accounts receivable	3,125,595	(1,548,687)
Inventories	361,282	565,486
Deposits	4,576	2,326
Prepaid expenses and other current assets	75,289	847,593
Accounts payable	(297,212)	4,526,000
Accrued expenses	(3,089,672)	(6,464,247)
Accrued inventory purchases	—	(250,000)
Other current liabilities	357,361	167,794
Long-term liabilities	(163,171)	(118,399)
Net cash used in operating activities	(3,557,732)	(10,782,430)
Cash flows from investing activities:
Acquisition of fixed assets	—	(4,633)
Net cash used in investing activities	—	(4,633)
Cash flows from financing activities:
Payment of senior debt	(4,912,541)	(4,639,674)
Payment of portion of senior debt end of term fee	(534,237)	—
Proceeds from subordinated related party term loans	—	14,000,000
Debt issuance costs	—	(50,000)
Net cash (used in) provided by financing activities	(5,446,778)	9,310,326
Net decrease in cash	(9,004,510)	(1,476,737)
Cash, beginning of period	17,139,694	2,145,812
Cash, end of period	$8,135,184	$669,075
Supplemental cash flow information:
Cash paid for interest during the period	$393,577	$953,171

Noncash Items:
Accrued Merger Transaction Costs	$—	$521,395

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

(formerly Metuchen Pharmaceuticals, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, and Liquidity

Nature of Operations

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was incorporated in Delaware on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (the “Original Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”). On July 23, 2020, the parties to the Merger Agreement entered into the First Amendment to the Agreement and Plan of Merger and Reorganization (the “First Merger Agreement Amendment”) and on September 30, 2020, the parties to the Original Merger Agreement entered into the Second Amendment to the Agreement and Plan of Merger and Reorganization (the “Second Merger Agreement Amendment” and, together with the Original Merger Agreement and the First Merger Agreement Amendment, the “Merger Agreement”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020. On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc. and a wholly owned subsidiary of Neurotrope prior to the spin-off), a Delaware corporation (“Synaptogenix”).

The Mergers were accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Metuchen was determined to be the accounting acquirer based on an analysis of the criteria outlined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 805, Business Combinations (“ASC 805”) and the facts and circumstances specific to the Mergers, including: (1) Metuchen Securityholders owned approximately 51.0% of the equity securities of Petros immediately following the closing of the transaction; (2) a majority of the board of directors of Petros are composed of directors designated by Metuchen under the terms of the Mergers; and (3) a majority of the existing members of Metuchen’s management are the management of Petros. The net assets of Metuchen are stated at historical costs in the Company’s Condensed Consolidated Financial Statements, with no goodwill or intangible assets recorded. Accordingly, the historical financial statements of Metuchen through November 30, 2020, became the Company’s historical financial statements. These Condensed Consolidated Financial Statements include Metuchen, Petros and Neurotrope, Inc, after the spin-off discussed above, from December 1, 2020, the date the reverse recapitalization was consummated.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows. However, actual results could differ from those estimates. The condensed consolidated balance sheet at December 31, 2020, has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of TIMM Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”), subsidiaries of Metuchen, as well as the accounts of Metuchen and Neurotrope, subsidiaries of Petros. All intercompany accounts and transactions are eliminated in consolidation.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception. As of September 30, 2021, the Company had cash of $8.1 million, negative working capital of approximately $20.1 million, including debt of $1.7 million that matures in 2021, and sustained cumulative losses attributable to common stockholders of $62.5 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In October 2021, the Company issued 3,323,616 shares of its common stock and received $5.5 million in net proceeds. In November 2021, the Company repaid $1.2 million in full satisfaction of its senior debt (See Note 8 Debt). While we are optimistic that we will be successful in our efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., (“the JCP Investor”) through November 16, 2022.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, and assessment of long-lived assets, including intangible asset impairment and the determination of the fair value of the derivative liability, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China ( “COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021 and thereafter.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians had prevented in-person visits by sales representatives to physicians’ offices. The Company had taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced its sales representative head count to reflect the lack of in-person visits. The Company had maintained a core sales team which continued to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices and as of September 30, 2021, they remain closed, with the Company’s employees continuing their work outside of the Company’s offices. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed.

Revenue Recognition

Prescription Medication Sales

The Company’s prescription medication sales consist of sales of Stendra® in the U.S. for the treatment of male erectile dysfunction. Under ASC Topic 606, Revenue Recognition (“Topic 606”), the Company recognizes revenue from prescription medication sales when its performance obligations with a customer have been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide Stendra® upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of Stendra®, which is typically upon delivery. The Company invoices its customers after Stendra® has been delivered and invoice payments are generally due within 30 to 75 days of invoice date.

In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers Stendra® to when the customers pay for the product is typically less than one year. The Company records prescription medication sales net of any variable consideration, including but not limited to discounts, rebates, returns, chargebacks, and distribution fees. The Company uses the expected value method when estimating its variable consideration unless terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from sales of Stendra® are recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

As of September 30, 2021, and December 31, 2020, the reserves for sales deductions were $4.2 million and $8.6 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, coupon redemptions and distribution service (“DSA”) fees. The Company’s estimates are based on factors such as its direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with its direct and indirect customers, and other competitive factors. Significant judgment and estimation are required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of September 30, 2021, and December 31, 2020, the reserves for product returns were $3.2 million and $7.1 million, respectively, and are included as a component of accrued expenses.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of September 30, 2021, and December 31, 2020, the reserves for product returns for medical devices were not significant.

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

The carrying value of senior debt as of September 30, 2021, and December 31, 2020, approximated fair value. The fair value of the senior debt was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield and is considered Level 3 in the fair value hierarchy.

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as of September 30, 2021, and December 31, 2020, was $0.3 million and $9.9 million, respectively. See Note 10 Stockholders’ Equity.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statement of operations. As of September 30, 2021, and December 31, 2020, no accrued interest or penalties are recorded in the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

Pending Adoption as of September 30, 2021

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

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	September 30,	December 31,
	2021	2020
Gross accounts receivables	$2,929,064	$6,560,291
Distribution service fees	(537,363)	(972,652)
Chargebacks accrual	—	(121,269)
Cash discount allowances	(135,527)	(84,601)
Allowance for doubtful accounts	(303,753)	(228,800)
Total accounts receivable, net	$1,952,421	$5,152,969

For the nine months ended September 30, 2021 and 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included four customers and one customer, respectively, which represented approximately 78% and 80% of total gross sales, respectively.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at September 30, 2021 and December 31, 2020 equal to 70% and 93%, respectively, of the Company’s total gross accounts receivables.

4)    Inventories

Inventory is comprised of the following:

	September 30, 2021	December 31, 2020
Raw materials	$328,558	$325,932
Finished goods	189,923	434,598
Total inventory	$518,481	$760,530

Finished goods are net of valuation reserves of $435,927 and $935,866 as of September 30, 2021, and December 31, 2020, respectively. Raw materials are net of valuation reserves of $2,872,977 as of both September 30, 2021, and December 31, 2020, respectively, which is related to bulk inventory that is fully reserved.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2021	December 31, 2020
Prepaid samples	$—	$58,483
Prepaid insurance	172,205	149,452
Prepaid FDA fees	—	756,972
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 14)	1,304,541	1,304,541
Other prepaid expenses	587,319	391,552
Other current assets	612,673	114,784
Total prepaid expenses and other current assets	$2,748,238	$2,847,284

Prepaid samples, which are presented net of reserves, are expensed when distributed to the sales force. The prepaid samples reserve amount was $379,612 and $351,224 as of September 30, 2021, and December 31, 2020, respectively.

6)    Intangible Assets

Balance at December 31, 2019	$38,811,137
Amortization expense	(6,650,218)
Balance at December 31, 2020	32,160,919
Amortization expense	(5,178,821)
Balance at September 30, 2021	$26,982,098

The future annual amortization related to the Company’s intangible assets is as follows as of September 30, 2021:

2021 (remaining 3 months)	1,688,951
2022	6,191,740
2023	5,445,729
2024	4,650,787
Thereafter	9,004,891
Total	$26,982,098

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years , 12 years , and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of September 30, 2021, are $20.4 million, $5.1 million, and $1.4 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2020, are $24.6 million, $5.9 million, and $1.6 million, respectively.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2021	December 31, 2020
Accrued price protection	$1,853,979	$1,853,979
Accrued product returns	5,590,248	9,452,248
Accrued contract rebates	341,715	412,046
Due to Vivus (see Note 14)	2,267,523	2,267,523
Accrued severance	25,417	519,609
Accrued professional fees	31,463	—
Accrued marketing	1,258,255	—
Other accrued expenses	225,514	178,381
Total accrued expenses	$11,594,114	$14,683,786

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

8)    Debt

Senior Debt

The following is a summary of the Company’s senior indebtedness at September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal balance	$1,740,752	$6,653,292
Plus: End of term fee	—	534,237
Less: Debt issuance costs	—	(12,500)
Total senior debt	$1,740,752	$7,175,029

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

On April 13, 2020, the Company and Hercules entered into Amendment No. 2 to the Senior Debt (the “Second Amendment”). The Second Amendment waived all financial covenant defaults for all periods since inception through the period ending March 31, 2020. The Second Amendment also included the following changes:

●	Extended the maturity date from October 1, 2020, to April 2021, which can be further extendable to December 1, 2021, upon achieving the Financing Milestone, as defined in the agreement.
●	Increased the cash interest rate from the greater of (a) 10.75% or (b) 10.75% plus the US WSJ Prime minus 4.50% to the greater of (a) 11.50% or (b) 11.50% plus the US WSJ Prime minus 4.25%.

●	Removed the PIK interest rate.
●	Removed the prepayment penalty.

The end of term charge of $1,068,750 was partially extended with $534,375 paid on October 1, 2020, and $534,375 paid on February 1, 2021.

Effective September 30, 2020, the Company and Hercules entered into the Third Amendment to  the Senior Debt Loan and Security Agreement (the “Third Amendment”) to provide for interest only payments commencing on October 1, 2020, and continuing through December 22, 2020, unless the Company raised net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue, and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P, an affiliate of the JCP Investor., Hercules and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow funds amounting to approximately $1.5 million, an amount equal to the aggregate of certain principal payments due under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt now has a maturity date of December 1, 2021. As of September 30, 2021, the Company was in compliance with its covenants.

On November 3, 2021, the Company repaid $1,179,651 towards the senior debt. This payment satisfied the remaining balance of the senior debt as of that date.

Interest expense on the Senior Debt was as follows for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense for term loan	$67,936	$287,855	$344,373	$1,015,898
Amortization of debt issuance costs	—	12,500	12,500	25,000
PIK interest	—	—	—	44,449
	$67,936	$300,355	$356,873	$1,085,347

Included in accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2021, and December 31, 2020, is $16,681 and $65,885, respectively, of accrued and unpaid interest.

Subordinated Related Party Term Loans

Subordinated Related Party Term Loans Entered into During 2020

During 2020, the Company entered into Subordinated Promissory Notes with the JCP Investor in the principal amount of $15.5 million. The maturity date of the Subordinated Promissory Notes was April 2, 2021, and they had PIK interest that increased the outstanding principal on a daily basis at an annual rate of 20%.

In connection with the entry into the Merger Agreement on May 17, 2020, the JCP Investor, Neurotrope and Metuchen entered into a Note Conversion and Loan Repayment Agreement pursuant to which, the JCP Investor agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock in connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated. Accordingly, the principal balance of the Subordinated Promissory Notes and accrued PIK interest was $0 as of both September 30, 2021, and December 31, 2020.

Interest expense on this debt was $669,730, and $1,148,447, comprised entirely of PIK interest, for the three and nine months ended September 30, 2020, respectively.

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

The following actions required the prior consent of the holders of a majority of the outstanding Preferred Units: (a) amend, alter, or repeal any provision of the amended and restated operating agreement (if such amendment would adversely affect any of the rights or preferences of the Preferred Units); (b) authorize or create membership interests that have a preference over the Preferred Units as to dividends or liquidation; (c) declare or pay any dividends or distributions; (d) dissolve or liquidate (in whole or in part), consolidate, merge, convey, lease, sell, or transfer all or substantially all of the assets of the Company; or purchase or otherwise acquire (directly or indirectly) all or substantially all of the assets or equity interest issued by another company; or file a petition for bankruptcy or receivership of the Company; (e) repurchase or redeem any Membership Interests; or (f) enter into any agreement, commitment or arrangement to do any of the foregoing.

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

(d)    Class B Units

As of September 16, 2019, none of the Class B Units had been issued. Effective with the amended and restated operating agreement on September 16, 2019, the Class B Units were no longer an authorized membership interest of the Company

(e)    Liquidation

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

Milestone Earnout Payments

In connection with the Mergers, each security holder of Metuchen received an equity classified earnout consideration to be paid in the form of Petros Common Stock if the Closing Price (as defined in the Merger Agreement) per share of stock of Petros’ Common Stock equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone earnout payment. In no event will the sum of the milestone earnout payments be greater than 4,000,000 shares of Petros Common Stock. As of September 30, 2021, the milestones have not been achieved.

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

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which is liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 10,232,090 shares of Petros Common Stock. As of September 30, 2021, the milestones have not been achieved. The fair value of the derivative liability was $0.3 million and $9.9 million as of September 30, 2021, and December 31, 2020, respectively.

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

11)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, restricted stock units and other stock-based awards and cash-based awards. As of September 30, 2021, there were 1,213,301 shares authorized, and 0 shares available for issuance, under the 2020 Plan.

Upon the consummation of the Mergers as disclosed in Note 1, Neurotrope options issued and outstanding as of December 1, 2020, were converted into equivalent options to purchase stocks of Petros common stock and restricted stock units were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of stock options for the nine months ended September 30, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding and exercisable on December 31, 2020	574,331	$51.43	0.9	$—
Options granted	638,970	3.37	9.18	—
Less: options and RSU’s forfeited	—	—	—	—
Less: options and RSU’s expired/cancelled	—	—	—	—
Less: options and RSU’s exercised	—	—	—	—
Options and RSU’s outstanding at September 30, 2021	1,213,301	26.57	5.08	—
Options and RSU’s exercisable at September 30, 2021	852,166	35.77	3.32	—

Upon the consummation of the Mergers as disclosed in Note 1, the vesting of former Neurotrope stock options in accordance with their terms was accelerated due to a change in control pursuant to the terms of the Neurotrope, Inc. 2013 Equity Incentive Plan and the Neurotrope, Inc. 2017 Equity Incentive Plan. Pursuant to the change in control, Neurotrope extended the period to exercise the stock options to be one-year from the closing of the Mergers. Accordingly, the Company did not record any stock-based compensation expense in connection with these stock options during the period from December 1, 2020, through December 31, 2020.

On February 19, 2021, Fady Boctor, the President and Chief Commercial Officer of the Company, was granted an option to purchase 215,669 shares of the Company’s common stock at an exercise price of $3.74 per share. The option vested 50% as of February 19, 2021, the date of grant, and the remainder shall vest in equal installments on the first and second anniversary thereof.

On April 8, 2021, in connection with the Directors’ appointment to the Board upon the Company becoming an independent publicly traded company on December 1, 2020, the Company awarded each of the five Directors an initial grant of options (the “Initial Grant”) to purchase 50,000 shares of common stock of the Company at an exercise price of $3.18 per share. The shares of common stock underlying the options vested 25% on the date of grant, 25% shall vest upon the six-month anniversary of the date of grant and the remainder shall vest in equal installments over the following four fiscal quarters. On April 23, 2021, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, received $72,000 of RSUs when the closing stock price was $3.09 per share, or 23,301 RSUs granted with cliff vesting of 100% in one year. In addition, on April 8, 2021, the Company granted to five directors an additional 93,802 RSUs, valued at $296,000, contingent upon the shareholders approving an increase in the Plan.

On May 11, 2021, the Company granted to certain officers of the Company options to purchase 150,000 shares of common stock of the Company at an exercise price or $3.21 per share. The shares of common stock underlying the options vested 30% on the date of grant, 30% shall vest upon the one year anniversary of the date of the grant, and the remainder shall vest upon the two year anniversary of the date of the grant. As of September 30, 2021, the plan is short of shares to cover all the May 11, 2021, option grants by 134,955 shares, and the grantees have agreed to not exercise such options until the Company notifies them there are shares available to cover such option exercises.

12)    Common Stock Warrants

Upon the consummation of the Merger as disclosed in Note 1, Neurotrope warrants issued and outstanding as of December 1, 2020, were converted into equivalent warrants to purchase common stock of Petros and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of warrants for the three months ended September 30, 2021:

Number of Shares
Warrants outstanding at December 31, 2020	4,407,962
Warrants issued	—
Warrants exercised	—
Warrants outstanding at September 30, 2021	4,407,962

As of September 30, 2021, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
76,569	$32.00	November 17, 2021
131,344	64.00	November 17, 2021
2,780	1.60	August 23, 2023
18,000	35.65	June 1, 2024
4,800	35.60	June 5, 2024
74,864	21.85	June 17, 2024
20,043	31.25	June 19, 2024
22,800	26.55	September 1, 2024
10,500	12.74	September 16, 2024
22,800	4.30	December 1, 2024
28,000	5.65	March 2, 2025
28,000	7.30	June 1, 2025
28,000	5.50	September 1, 2025
28,000	4.71	December 1, 2025
2,221,829	7.50	December 1, 2025
908,498	17.50	December 1, 2025
623,303	51.25	December 1, 2025
157,832	125.00	December 1, 2025
4,407,962

13)    Basic and Diluted Net Loss per Common Share

Upon the consummation of the Mergers on December 1, 2020, the basic weighted average number of common shares outstanding for the three and nine months ended September 30, 2020, has been calculated using the number of common units outstanding of Metuchen from January 1, 2020, through September 30, 2020, multiplied by the exchange ratio used in the transaction.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(1,696,898)	$(3,300,363)	$(800,734)	$(15,147,953)
Denominator
Weighted-average common shares for basic net loss per share	9,826,599	3,434,551	9,794,267	3,434,551

Basic and diluted net loss per common share	$(0.17)	$(0.96)	$(0.08)	$(4.41)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock Options	1,213,301	—	1,213,301	—
Warrants	4,405,182	21,139	4,405,182	21,139
Total	5,621,263	21,139	5,621,263	21,139

14)   Marketing, Licensing and Distribution Agreements

(a)    Vivus

On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and exploitation of Stendra® for a one-time fee of $70 million, and for an additional $0.8 million, the Company also acquired the current Stendra® product and sample inventories as of September 30, 2016, that were owned by Vivus. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. In December 2000, Vivus originally was granted the license from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the Food and Drug Administration (“FDA”) in April 2012 to treat male erectile dysfunction.

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement on the effective date of the License Agreement, which has since been terminated, effective as of September 30, 2021. The Supply Agreement stated that Vivus would initially manufacture, test, and supply the product to the Company or its designee, directly or through one or more third parties. In connection with the Supply Agreement , we and Vivus have been in negotiations to determine the amounts ultimately owed to Vivus, but we may be responsible for payments of approximately $20.7 million. The Company provided Vivus with notice of termination of the Supply Agreement on September 30, 2019, which became effective on September 30, 2021.

The Company is currently negotiating with multiple contract manufacturers to manufacture and supply Stendra® and serve as potential replacements for Vivus. The Company intends to enter into a new supply agreement with one or more of these candidates in the near future and hopes to have an agreement in place by the end of the year. However, these negotiations are ongoing and there is no assurance that we will be able to enter into any new supply agreement with such potential vendors or that we will be able to do so at terms favorable to us in a timely manner. As of November 15, 2021, we believe that we have sufficient supplies of Stendra® to meet demand for the next 10 months.

Stendra® can be purchased by written purchase orders submitted to Vivus at least 125 days in advance of the desired shipment date. For each quarter, the Company is required to submit purchase orders for at least 90% of the quantities in the forecast above. Vivus will have no obligation to supply Stendra® in excess of 120% of the quantity specified above but will use reasonable efforts.

As of both September 30, 2021, and December 31, 2020, the Company had $14.2 million of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. As API inventory is not a finished good, the Company does not have title to the product and classifies API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of both September 30, 2021, and December 31, 2020, there was $1.3 million included in other current assets (see Note 5 Prepaid and Other Current Assets). As of both September 30, 2021, and December 31, 2020, $11.1 million is included in other assets on the accompanying condensed consolidated balance sheets. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. During the three and nine months ended September 30, 2021, and 2020, the Company has not recorded any additional reserve to reduce the cost of API inventory.

During the nine months ended September 30, 2021 and 2020, the Company incurred royalties to MTPC for Stendra® of $302,346 and $206,435, respectively. During the three months ended September 30, 2021 and 2020, the Company incurred royalties to MTPC for Stendra® of $68,865 and $129,508, respectively. Royalties incurred were included in cost of goods sold in the condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, the Company had a payable for royalties of $68,865 and $8,728, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

(b)    Hybrid

In March 2020, the Company acquired the exclusive license to H100™ from Hybrid (the “Hybrid License”). H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000, with an additional $900,000 payment due upon obtainment of orphan indication for H100™ and termination of Hybrid’s existing agreement with a compounding pharmacy, and additional annual payments of $125,000, $150,000, and $200,000 due on each of the first, second and third anniversaries of the Hybrid License and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales. In addition, the Company may terminate at any time after first anniversary, without cause, upon ninety (90) days’ notice.

The initial license fee of $100,000 and an extension payment of $100,000 has been recorded in research and development during the year ended December 31, 2020. The Company has treated the acquisition as an asset acquisition and has concluded that the asset acquired, and the upfront payment should be expensed as it was considered an IPR&D asset with no alternative future uses.

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, and agreed to pay two (2) additional payments of $200,000 by December 1, 2021, and December 31, 2021.

15)  Commitments and Contingencies

(a)    Employment Agreements

The Company has employment agreements with certain executive officers and key employees that provide for, among other things, salary, and performance bonuses.

In connection with entry into the First Merger Agreement Amendment, Neurotrope, Neurotrope Bioscience, Inc. (a wholly owned subsidiary of Neurotrope) and Metuchen entered into an Employee Lease Agreement pursuant to which Neurotrope and Neurotrope Bioscience, Inc. agreed to lease the services of Dr. Charles Ryan to Metuchen prior to the Closing. Dr. Ryan was required to devote no more than 75% of his working time performing services to Metuchen under the Employee Lease Agreement and Metuchen paid 75% of the costs associated with Dr. Ryan’s employment from the period beginning on June 1, 2020, through the Closing, including but not limited to, the costs for all compensation and benefits paid to, for or on behalf of Dr. Ryan (the “Fees”). Upon consummation of the Mergers, Metuchen paid approximately $0.2 million for the Fees pursuant to the Employee Lease Agreement, which reduced the amount of cash that Petros retained following the Closing.

In connection with the consummation of the Mergers, on December 24, 2020, the Company and Mr. Keith Lavan entered into a Separation Agreement (the “Separation Agreement”), pursuant to which Mr. Lavan resigned as Senior Vice President and Chief Financial Officer of the Company and agreed to serve as an advisor to the Company through December 31, 2020 (the “Separation Date”). Pursuant to the Separation Agreement, in addition to other benefits, Mr. Lavan received a stay-on bonus of $50,000 for continuing to remain employed by the Company through the Separation Date. For his services as an advisor, the Company agreed to pay Mr. Lavan an amount equal to 50% of his base salary as of immediately prior to the Separation Date. The Company paid 70% of such amount on January 15, 2021, and 30% of such amount in equal installments from the Separation Date through June 30, 2021. In addition, Mr. Lavan executed a general release of liabilities in favor of the Company.

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

(c)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 2.9, years to 5.3 years.

The components of lease expense were consisted entirely of fixed lease costs related to operating leases. These costs were $44,812 for the three months ended September 30, 2021, and 2020, and $134,435, and $179,246, for the nine months ended September 30, 2021, and 2020, respectively.

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2021	As of December 31, 2020
Operating lease ROU asset:
Other assets	$502,697	$579,535

Operating lease liability:
Other current liabilities	$121,589	$108,971
Other long-term liabilities	437,749	530,597
Total operating lease liability	$559,338	$639,568

Supplemental lease term and discount rate information related to leases was as follows:

	As of September 30, 2021	As of December 31, 2020
Weighted-average remaining lease terms - operating leases	3.9 years	4.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,942	$45,660	$137,826	$136,979

Future minimum lease payments under non-cancelable leases as of September 30, 2021, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2021 (remaining 3 months)	46,413
2022	187,739
2023	189,374
2024	155,242
2025	81,107
Thereafter	82,326
Total lease payments	742,201
Less: Imputed Interest	(182,863)
Total	$559,338

As of September 30, 2021, the Company had no operating leases that had not yet commenced.

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

The Company’s results of operations by reportable segment for the three months ended September 30, 2021 are summarized as follows:

	Prescription	Medical
For the three months ended September 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$1,377,291	$767,878	$—	$2,145,169
Cost of goods sold	45,254	273,904	—	319,158
Selling, general and administrative expenses	1,318,610	722,998	1,371,615	3,413,223
Research and development expenses	280,576	—	—	280,576
Depreciation and amortization expense	1,398,270	330,559	—	1,728,829
Change in fair value of derivative liability	—	—	(1,970,000)	(1,970,000)
Interest expense	—	—	67,936	67,936
Income tax expense	—	(2,345)	—	(2,345)
Net income (loss)	$(1,665,419)	$(561,928)	$530,449	$(1,696,898)

The Company’s results of operations by reportable segment for the three months ended September 30, 2020 are summarized as follows:

	Prescription	Medical
For the three months ended September 30, 2020	Medications	Devices	Corporate	Consolidated
Net sales	$2,590,151	$874,544	$—	$3,464,695
Cost of goods sold	749,575	232,328	—	981,903
Selling, general and administrative expenses	1,837,864	566,666	716,493	3,121,023
Research and development expense	36,828	—	—	36,828
Depreciation and amortization expense	1,353,591	307,771	—	1,661,362
Interest expense	—	—	970,085	970,085
Income tax benefit	—	6,143	—	6,143
Net loss	$(1,387,707)	$(226,078)	$(1,686,578)	$(3,300,363)

The Company’s results of operations by reportable segment for the nine months ended September 30, 2021 are summarized as follows:

	Prescription	Medical
For the nine months ended September 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$6,227,753	$2,450,671	$—	$8,678,424
Cost of goods sold	607,582	748,256	—	1,355,838
Selling, general and administrative expenses	4,985,603	2,014,424	4,411,086	11,411,113
Research and development expenses	799,803	—	—	799,803
Depreciation and amortization expense	4,194,809	991,677	—	5,186,486
Change in fair value of derivative liability	—	—	(9,640,000)	(9,640,000)
Interest expense	—	—	356,873	356,873
Income tax expense	—	(9,045)	—	(9,045)
Net income (loss)	$(4,360,044)	$(1,312,731)	$4,872,041	$(800,734)

The Company’s results of operations by reportable segment for the nine months ended September 30, 2020 are summarized as follows:

	Prescription	Medical
For the nine months ended September 30, 2020	Medications	Devices	Corporate	Consolidated
Net sales	$4,128,694	$2,501,486	$—	$6,630,180
Cost of goods sold	1,527,169	778,000	—	2,305,169
Selling, general and administrative expenses	6,658,231	1,780,530	3,558,424	11,997,185
Research and development expense	307,796	—	—	307,796
Depreciation and amortization expense	4,060,772	923,312	—	4,984,084
Interest expense	—	—	2,233,794	2,233,794
Income tax benefit	—	49,895	—	49,895
Net loss	$(8,425,274)	$(930,461)	$(5,792,218)	$(15,147,953)

The following table reflects net sales by geographic region for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Net sales	2021	2020	2021	2020
United States	$1,861,222	$3,125,572	$7,754,534	$5,780,165
International	283,947	339,123	923,890	850,015
	$2,145,169	$3,464,695	$8,678,424	$6,630,180

No individual country other than the United States accounted for 10% of total sales for the three or nine months ended September 30, 2021 and 2020.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of September 30, 2021, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$20,438,542	$6,543,556	$26,982,098
Total segment assets	$43,790,552	$8,244,776	$52,035,328

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2020, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$24,625,686	$7,535,233	$32,160,919
Total segment assets	$60,725,191	$9,128,823	$69,854,014

17)    Subsequent Events

On October 13, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited and institutional investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company sold in a registered direct offering (the “Registered Direct Offering”) 3,323,616 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to the Purchasers at an offering price of $1.715 per share and associated Investor Warrant (as defined herein). Pursuant to the Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company also agreed to sell to the Purchasers unregistered warrants (the “Investor Warrants”) to purchase up to an aggregate of 3,323,616 shares of Common Stock, representing 100% of the shares of Common Stock to be purchased in the Registered Direct Offering (the “Warrant Shares”). The Investor Warrants are exercisable at an exercise price of $1.715 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The Company received net proceeds from the sale of the Shares, after deducting fees and other offering expenses payable by the Company, of approximately $5.5 million. The Company intends to use the net proceeds for expansion of its men’s health platform and for working capital and general corporate purposes. The Offerings closed on October 18, 2021.

Katalyst Securities LLC (“Katalyst”) served as a financial advisor to the company pursuant to an advisory consulting agreement (the “Katalyst Agreement”) entered into by the Company and Katalyst on October 13, 2021. Pursuant to the Katalyst Agreement, the Company paid Katalyst an advisory fee and legal expenses totaling $0.2 million for its services as a financial advisor in connection with this offering. Additionally, the Company issued to Katalyst’s representatives or designees warrants to purchase up to an aggregate of 130,000 shares of Common Stock (the “Katalyst Warrants”) with the same terms as the Investor Warrants.

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

Overview

Petros is a pharmaceutical company focused on men’s health therapeutics, consisting of wholly owned subsidiaries, Metuchen Pharmaceuticals, LLC (“Metuchen”), TIMM Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and development of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. Stendra® is a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”) and is the only patent protected PDE-5 inhibitor on the market. Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing).

Metuchen was founded by Joseph J. Krivulka, an experienced pharmaceutical executive who held several key leadership positions at leading pharmaceutical companies such as Mylan Laboratories Inc. and its subsidiary Bertek Inc., and was also the co-founder of Reliant Pharmaceuticals, which was sold to GlaxoSmithKline in 2007 for $1.65 billion. During the period from Metuchen’s inception in 2016 through 2018, the founder decided to outsource the sales and marketing function to an affiliated contractor. The level of performance expected from this affiliated contractor was not realized. In 2018, the founder passed away which caused significant disruption to the business. In 2019, Metuchen terminated the relationship with this affiliate contractor and established its own internal sales, marketing, and trade distribution functions for Stendra®. Also in 2019, Metuchen deployed a specialized key account sales model augmented by a national non-personal promotion campaign reaching nearly 30,000 healthcare professionals. Metuchen also enhanced its digital campaigns designed to create awareness among patients and its partners. Additionally, Metuchen engaged in a wide array of specialty medical conferences including presentations at educational product theaters and launched a national savings coupon for enhanced product access. Metuchen believes that these activities have established a framework for growth. Following a year of internal management of marketing, sales, and trade distribution functions, we believe the Company is well-positioned for a strong, multi-channel sales and marketing campaign.

In addition to ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, Petros acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, and agreed to pay two (2) additional payments of $200,000 by December 1, 2021, and December 31, 2021.

Impact of COVID-19

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants, such as the Delta variant, will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021 and thereafter.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians had prevented in-person visits by sales representatives to physicians’ offices. The Company had taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced its sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continued to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices and as of September 30, 2021, they remain closed, with the Company’s employees continuing their work remotely. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed.

Nature of Operations and Basis of Presentation

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (the “Original Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”). On July 23, 2020, the parties to the Merger Agreement entered into the First Amendment to the Agreement and Plan of Merger and Reorganization (the “First Merger Agreement Amendment”) and on September 30, 2020, the parties to the Original Merger Agreement entered into the Second Amendment to the Agreement and Plan of Merger and Reorganization (the “Second Merger Agreement Amendment” and, together with the Original Merger Agreement and the First Merger Agreement Amendment, the “Merger Agreement”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020.

On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc. and a wholly owned subsidiary of Neurotrope prior to the spin-off), a Delaware corporation (“Synaptogenix”) and (ii) holders of record of Neurotrope common stock, par value $0.0001 per share, Neurotrope preferred stock, par value $0.001 per share and certain warrants as of November 30, 2020, received a pro rata distribution of common stock of Synaptogenix, resulting in a separate, independent publicly traded company.

The Mergers were accounted for as a reverse recapitalization in accordance with U.S. GAAP. Metuchen was determined to be the accounting acquirer based on an analysis of the criteria outlined in the FASB’s ASC No. 805, Business Combinations (“ASC 805”), and the facts and circumstances specific to the Mergers, including: (1) Metuchen Securityholders owned approximately 51.0% of Neurotrope and Metuchen at closing of the equity securities of the combined company immediately following the closing of the transaction; (2) a majority of the board of directors of the combined company are composed of directors designated by Metuchen under the terms of the Mergers; and (3) a majority of the existing members of Metuchen’s management are the management of the combined company. The net assets of Metuchen are stated at historical costs in the Company’s Condensed Consolidated Financial Statements, with no goodwill or intangible assets recorded. Accordingly, the historical financial statements of Metuchen through November 30, 2020, became the Company’s historical financial statements. These Condensed Consolidated Financial Statements include the results of Petros from December 1, 2020, the date the reverse recapitalization was consummated.

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

Licensing and Distribution

The Company acquired the rights to Stendra® avanafil on September 30, 2016, when it entered into the License Agreement with Vivus to purchase and receive the license for the commercialization and exploitation of Stendra® avanafil for a one-time fee of $70 million. The License Agreement gives the Company the exclusive right to sell avanafil in the U.S. and its territories, as well as Canada, South America, and India. In December 2000, Vivus originally was granted the license from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the FDA in April 2012 to treat male ED.

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement on the effective date of the License Agreement, which has since been terminated, effective as of September 30, 2021. The Supply Agreement stated that Vivus would initially manufacture, test, and supply the product to the Company or its designee, directly or through one or more third parties. In connection with the Supply Agreement, we and Vivus have been in negotiations to determine the amounts ultimately owed to Vivus, but we may be responsible for payments of approximately $20.7 million. The Company provided Vivus with notice of termination of the Supply Agreement on September 30, 2019, which became effective on  September 30, 2021.

The Company is currently negotiating with multiple contract manufacturers to manufacture and supply Stendra® and serve as potential replacements for Vivus. The Company intends to enter into a new supply agreement with one or more of these candidates in the near future and hopes to have an agreement in place by the end of the year. However, these negotiations are ongoing and there is no assurance that we will be able to enter into any new supply agreement with such potential vendors or that we will be able to do so at terms favorable to us in a timely manner. As of November 15, 2021, we believe that we have sufficient supplies of Stendra® to meet demand for the next 10 months.

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

In March 2020, we entered into the Hybrid License for the development and commercialization of H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and additional payments of $250,000, with additional annual milestone payments of $125,000, $150,000, and $200,000 on each of the first, second and third anniversaries of the entry into the Hybrid License and $250,000 annual payments due thereafter. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the License Agreement) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, and agreed to pay two (2) additional payments of $200,000 by December 1, 2021, and December 31, 2021.

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

In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers either the prescription medication or medical device to when the customers pay for the product is typically less than one year. The Company records sales net of any variable consideration, including but not limited to discounts, rebates, returns, chargebacks, and distribution fees. The Company uses the expected value method when estimating its variable consideration unless terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from sales are recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

The most significant sales deductions relate to returns, contract rebates, coupon redemptions, and distribution service fees (“DSA fees”). Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation are required in developing the foregoing and other relevant assumptions.

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

Three Months Ended September 30, 2021 and 2020 (unaudited)

The following table sets forth a summary of our statements of operations for the three months ended September 30, 2021 and 2020:

	For the Three Months
	Ended September 30,
	2021	2020
Net sales	$2,145,169	$3,464,695
Cost of sales	319,158	981,903
Gross profit	1,826,011	2,482,792

Operating expenses:
Selling, general and administrative	3,413,223	3,121,023
Research and development	280,576	36,828
Depreciation and amortization expense	1,728,829	1,661,362
Total operating expenses	5,422,628	4,819,213

Loss from operations	(3,596,617)	(2,336,421)

Change in fair value of derivative liability	1,970,000	—
Interest expense, senior debt	(67,936)	(300,355)
Interest expense, related party term loans	—	(669,730)
Loss before income taxes	(1,694,553)	(3,306,506)

Income tax expense (benefit)	2,345	(6,143)

Net loss	$(1,696,898)	$(3,300,363)

Net Sales

Net sales for the three months ended September 30, 2021, were $2,145,169, composed of $1,377,291 of net sales from Prescription Medicines and net sales of $767,878 from Medical Devices.

Net sales for the three months ended September 30, 2020, were $3,464,695, composed of $2,590,151 of net sales from Prescription Medicines and net sales of $874,544 from Medical Devices.

For the three months ended September 30, 2021, gross sales to customers representing 10% or more of the Company’s total gross sales included four customers that represented approximately 42%, 17%, 15%, and 14% of total gross sales.

For the three months ended September 30, 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 82% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra®      was primarily sold directly to four main customers, which collectively accounted for approximately 98% of Stendra® gross sales for the three months ended September 30, 2021. Individually, sales to the four main customers accounted for 47%, 19%, 16%, and 16% of Stendra® gross sales for the three months ended September 30, 2021.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $1,319,526 or 38% lower during the three months ended September 30, 2021, then in the same period in 2020 consisting of a $1,212,860 decrease in the net sales of Stendra® and a $106,666 decrease in Medical Device Sales. The decrease in net sales of Stendra® was substantially the result of increased sales allowances to promote sales of the 50mg Stendra® due to the manufacturing delays of the 100mg Stendra®. This situation is expected to be resolved in the fourth quarter of 2021. The decrease in net sales for our Medical Devices segment was attributable to decreased demand in domestic sales and international sales of VED systems.

Cost of Sales

Cost of sales for the three months ended September 30, 2021, were $319,158, composed of $45,254 of cost of sales for our Prescription Medicines segment and $273,904 for our Medical Devices segment.

Cost of sales for the three months ended September 30, 2020, were $981,903 composed of $749,575 of cost of sales for our Prescription Medicines segment and $232,328 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended September 30, 2021, consisted of 152% royalty expenses, which was partially offset by a net 32% favorable adjustment to the costs of Stendra® sales and inventory obsolescence reserves and a 20% favorable adjustment to the 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the three months September 30, 2021, consisted of 86% raw materials and 14% production labor.

Cost of sales decreased by $662,745 or 68% during the three months ended September 30, 2021, compared to the same period in 2020. For the three months ended September 30, 2021, and 2020, cost of sales as a percentage of net sales was 15% and 28%, respectively. The decrease in cost of sales as a percentage of net sales was a result of decreased sales order fulfillment costs (on a per unit basis) during the three months ended September 30, 2021, and decreased amortization expense due to the inventory step-up asset being fully amortized in September 2020.

Gross Profit

Gross profit for the three months ended September 30, 2021, was $1,826,011 or 85%, composed of $1,332,036 of gross profit from Prescription Medicines and $493,974 from Medical Devices. Gross profit for the three months ended September 30, 2020, was $2,482,792 or 72%, composed of $1,840,576 of gross profit from Prescription Medicines and $642,216 from Medical Devices. The changes in gross profit were driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2021, were $3,413,223, composed of $1,318,610 of selling, general and administrative expenses of our Prescription Medicines segment, $722,998 of selling, general and administrative expenses of our Medical Devices segment and $1,371,615 of general corporate expenses.

Selling, general and administrative expenses for the three months ended September 30, 2020, were $3,121,023, composed of $1,837,864 of selling, general and administrative expenses of our Prescription Medicines segment, $566,666 of selling, general and administrative expenses of our Medical Devices segment and $716,493 of general corporate expenses.

Selling, general and administrative expenses for both segments include selling, marketing, and regulatory expenses. Unallocated general corporate expenses include costs that were not specific to a particular segment but are general to the group, including expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

Selling, general and administrative expenses increased by $292,200 or 9.4% during the three months ended September 30, 2021, compared to the same period in 2020. Increased selling general and administrative expenses were primarily driven by increased expenses associated with accounting, advisory, insurance, and investor relation services, which the Company did not incur in the prior period as a private company, partially offset by lower payroll expenses and direct marketing expenses as management sought to reduce expenses to improve operational efficiencies.

Research and development

Research and development expenses for the three months ended September 30, 2021, were $280,576 in our Prescription Medicines segment.

Research and development expenses for Prescription Medicines segment are composed of $232,076 for consulting fees related to the Company's Non-Prescription / Over-The-Counter ("OTC") Strategies and $48,500 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses for the three months ended September 30, 2020, were $36,828, in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are composed of $7,790 for consulting fees and $29,     038 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses increased by $243,748 or 662% during the three months ended September 30, 2021, compared to the same period in 2020. Increased research and development expenses were primarily driven by increased consulting fees related to the Company's Non-Prescription / Over-The-Counter ("OTC") Strategies and increased legal fees related to the H100 license acquired in March 2020 partially offset by decreased consulting fees related to the H100 license acquired in March 2020.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2021, were $1,728,829, composed of $1,398,270 of depreciation and amortization expenses of our Prescription Medicines segment and $330,559 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the three months ended September 30, 2020, were $1,661,362, composed of $1,353,591 of depreciation and amortization expenses of our Prescription Medicines segment and $307,771 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $1,970,000 represents the change in fair value of the derivative during the three months ended September 30, 2021, primarily driven by the decline in the Company’s stock price as well as the passage of time.

Interest expense, senior debt

Interest expense, senior debt for the three months ended September 30, 2021, was $67,936, consisting of interest payments on our senior debt, with a weighted average balance of $2,305,470. Interest expense, senior debt for the three months ended September 30, 2020, was $300,355, consisting of interest payments on our senior debt, with a weighted average balance of $8,696,030. The decrease of $232,419 or 77% was due to the pay down of $6.4 million of senior debt and unchanged weighted average interest rate subsequent to September 30, 2020.

Interest expense, subordinated related party term loans

There was no interest expense, subordinated related party term loans for the three months ended September 30, 2021. During 2020, the Company borrowed additional subordinated related party term loans in aggregate principal amount of $15.5 million. The subordinated related party term loans were converted into shares of the Company’s common stock with the consummation of the Mergers on December 1, 2020. Accordingly, there was no principal balance of the subordinated related party term loans or accrued PIK interest as of September 30, 2021.

Income tax expense (benefit)

There was a $2,345 income tax expense for the three months ended September 30, 2021, as compared to a $6,143 income tax benefit for the three months ended September 30, 2020. The income tax expense was primarily attributed to the operations of the Medical Device segment, specifically Timm Medical, which is now included in the Company’s consolidated group.

Nine Months Ended September 30, 2021 and 2020 (unaudited)

The following table sets forth a summary of our statements of operations for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020
Net sales	$8,678,424	$6,630,180
Cost of sales	1,355,838	2,305,169
Gross profit	7,322,586	4,325,011

Operating expenses:
Selling, general and administrative	11,411,113	11,997,185
Research and development	799,803	307,796
Depreciation and amortization expense	5,186,486	4,984,084
Total operating expenses	17,397,402	17,289,065

Loss from operations	(10,074,816)	(12,964,054)

Change in fair value of derivative liability	9,640,000	—
Interest expense, senior debt	(356,873)	(1,085,347)
Interest expense, related party term loans	—	(1,148,447)
Loss before income taxes	(791,689)	(15,197,848)

Income tax expense (benefit)	9,045	(49,895)

Net loss	$(800,734)	$(15,197,953)

Net Sales

Net sales for the nine months ended September 30, 2021, were $8,678,424, composed of $6,227,753 of net sales from Prescription Medicines and net sales of $2,450,671 from Medical Devices.

Net sales for the nine months ended September 30, 2020, were $6,630,180, composed of $4,128,694 of net sales from Prescription Medicines and net sales of $2,501,486 from Medical Devices.

For the nine months ended September 30, 2021, gross sales to customers representing 10% or more of the Company’s total gross sales included four customers that represented approximately 30%, 25%, 13% and 10% of total gross sales.

For the nine months ended September 30, 2020, gross sales to customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 80% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® was primarily sold directly to five main customers, which collectively accounted for approximately 98% of Stendra® gross sales for the nine months ended September 30, 2021. Individually, sales to the five main customers accounted for 34%, 28%, 14%, 12% and 11% of Stendra® gross sales for the nine months ended September 30, 2021.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $2,048,244 or 31% higher during the nine months ended September 30, 2021, than in the same period in 2020 consisting of a $2,099,060 increase in the net sales of Stendra® and a $50,815 decrease in Medical Device Sales. The increase in net sales of Stendra® was substantially due to higher wholesaler demand as the market began to recover from the implications of the 2019 FDA warning letter that impacted the Company's ability to promote Stendra® through the 3rd quarter of 2020 and the continued recovery from the COVID-19 pandemic in 2021. The decrease in net sales for our Medical Devices segment was attributable to decreased demand in domestic sales of VED systems partially offset by increased demand in international sales of VED systems.

Cost of Sales

Cost of sales for the nine months ended September 30, 2021, were $1,355,838, composed of $607,582 of cost of sales for our Prescription Medicines segment and $748,256 for our Medical Devices segment.

Cost of sales for the nine months ended September 30, 2020, were $2,305,169, composed of $1,527,169 of cost of sales for our Prescription Medicines segment and $778,000 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the nine months ended September 30, 2021, consisted of 56% third-party product cost of sales, 50% royalty expenses and 9% 3PL order fulfillment and shipping expenses, which was partially offset by a 15% favorable adjustment to the inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the nine months September 30, 2021, consisted of 87% raw materials, 10% production labor and 2% other cost of goods sold.

Cost of sales decreased by $949,331 or 41% during the nine months ended September 30, 2021, compared to the same period in 2020. For the nine months ended September 30, 2021, and 2020, cost of sales as a percentage of net sales was 16% and 35%, respectively. The decrease in cost of sales as a percentage of net sales was a result of decreased sales order fulfillment costs (on a per unit basis) during the nine months ended September 30, 2021, and decreased amortization expense due to the inventory step-up asset being fully amortized in September 2020.

Gross Profit

Gross profit for the nine months ended September 30, 2021, was $7,322,586 or 84%, composed of $5,620,172 of gross profit from Prescription Medicines and $1,702,415 from Medical Devices. Gross profit for the nine months ended September 30, 2020, was $4,325,011 or 65%, composed of $2,601,525 of gross profit from Prescription Medicines and $1,723,486 from Medical Devices. The changes in gross profit were driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended September 30, 2021, were $11,411,113, composed of $4,985,603 of Selling, general and administrative expenses of our Prescription Medicines segment, $2,014,424 of Selling, general and administrative expenses of our Medical Devices segment and $4,411,086 of general corporate expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2020, were $11,997,185, composed of $6,658,231 of selling, general and administrative expenses of our Prescription Medicines segment, $1,780,530 of selling, general and administrative expenses of our Medical Devices segment and $3,558,424 of general corporate expenses.

Selling, general and administrative expenses for both segments include selling, marketing, and regulatory expenses. Unallocated general corporate expenses include costs that were not specific to a particular segment but are general to the group, including expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.

Selling, general and administrative expenses decreased by $586,072 or 5% during the nine months ended September 30, 2021, compared to the same period in 2020. Decreased selling general and administrative expenses were primarily driven by lower payroll expenses and direct marketing expenses as management sought to reduce expenses to improve operational efficiencies partially offset by increased expenses associated with accounting, advisory, insurance, and investor relation services, which the Company did not incur in the prior period as a private company.

Research and development

Research and development expenses for the nine months ended September 30, 2021, were $799,803 in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are composed of $535,184 for consulting fees related to the Company's Non-Prescription/OTC Strategies and $200,000 for upfront licensing fees and $64,619 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses for the nine months ended September 30, 2020, were $307,796, in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are composed of $13,875 for consulting fees related to the Company's Non-Prescription/OTC Strategies and $200,000 for upfront licensing fees, $51,180 for consulting fees and $42,741 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses increased by $492,007 or 160% during the nine months ended September 30, 2021, compared to the same period in 2020. Increased research and development expenses were primarily driven by increased consulting fees related to the Company's Non-Prescription/OTC Strategies and increased legal fees related to the H100 license acquired in March 2020 partially offset by decreased consulting fees related to the H100 license acquired in March 2020.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2021 were $5,186,486, composed of $4,194,809 of depreciation and amortization expenses of our Prescription Medicines segment and $991,677 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the nine months ended September 30, 2020, were $4,984,084, composed of $4,060,772 of depreciation and amortization expenses of our Prescription Medicines segment and $923,312 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $9,640,000 represents the change in fair value of the derivative during the nine months ended September 30, 2021, primarily driven by the decline in the Company’s stock price as well as the passage of time.

Interest expense, senior debt

Interest expense, senior debt for the nine months ended September 30, 2021, was $356,873, consisting of interest payments on our senior debt, with a weighted average balance of $3,958,927. Interest expense, senior debt for the nine months ended September 30, 2020, was $1,085,347, consisting of interest payments on our senior debt, with a weighted average balance of $10,204,922. The decrease of $728,474 or 67% was due to the pay down of $6.4 million of senior debt and unchanged weighted average interest rate subsequent to September 30, 2020.

Interest expense, subordinated related party term loans

There was no interest expense, subordinated related party term loans for the nine months ended September 30, 2021. During 2020, the Company borrowed additional subordinated related party term loans in aggregate principal amount of $15.5 million. The subordinated related party term loans were converted into shares of the Company’s common stock with the consummation of the Mergers on December 1, 2020. Accordingly, there was no principal balance of the subordinated related party term loans or accrued PIK interest as of September 30, 2021.

Income tax expense (benefit)

There was a $9,045 income tax expense for the nine months ended September 30, 2021, as compared to a $49,895 income tax benefit for the nine months ended September 30, 2020. The income tax expense was primarily attributed to the operations of the Medical Device segment, specifically Timm Medical, which is now included in the Company’s consolidated group.

Liquidity and Capital Resources

General

Cash totaled $8,135,184 at September 30, 2021, compared to $17,139,694 at December 31, 2020.

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2021, we had cash of $8.1 million, negative working capital of approximately $20.1 million, including debt of $1.7 million maturing in 2021, and sustained cumulative losses attributable to holders of common stock of $62.5 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, and our liability due to Vivus as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In October 2021, the Company issued 3,323,616 shares of its common stock and received $5.5 million in net proceeds. In November 2021, the Company repaid $1.2 million in full satisfaction of its senior debt. While we are optimistic that we will be successful in our efforts to achieve our plans, there can be no assurances that we will be successful in doing so. As such, we obtained a continued support letter from our largest shareholder, JCP III SM AIV, L.P., through November 16, 2022.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from the Mergers, revenues from product sales, private sales and registered offering of equity securities and proceeds received from the issuance of convertible debt, as described below.

Our principal expenditures include payment for inventory of Stendra® from our key supplier, Vivus, including purchases of inventory accrued in current periods, but for which payment is due in future periods. We have significant unpaid balances owed to Vivus and are currently in discussions with Vivus with respect to amounts owed. We had an aggregate accrued unpaid balance owed to Vivus of

$20,724,188 as of September 30, 2021. While the Company is in discussions with Vivus to convert a portion of the amounts owed into a subordinated note, though there can be no assurance that we will be successful in these discussions.

In March 2020, the Company acquired the Hybrid License, providing an exclusive license to H100™. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and an additional payment of $250,000 and additional annual milestone payments of $125,000, $150,000, and $200,000 are due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales.

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the Hybrid License was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was paid within seven calendar days of entering into the second letter agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, and agreed to pay two (2) additional payments of $200,000 by December 1, 2021, and December 31, 2021.

The Company also expects to incur approximately $14 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval, including approximately $10 million for clinical trials and $4 million of other expenses.

October 2021 Financing

On October 13, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited and institutional investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell in a registered direct offering (the “Registered Direct Offering”) 3,323,616 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to the Purchasers at an offering price of $1.715 per share and associated Investor Warrant (as defined herein). Pursuant to the Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company also agreed to sell to the Purchasers unregistered warrants (the “Investor Warrants”) to purchase up to an aggregate of 3,323,616 shares of Common Stock, representing 100% of the shares of Common Stock to be purchased in the Registered Direct Offering (the “Warrant Shares”). The Investor Warrants are exercisable at an exercise price of $1.715 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

The Company received net proceeds from the sale of the Shares, after deducting fees and other estimated offering expenses payable by the Company, of approximately $5.5 million. The Company intends to use the net proceeds for expansion of its men’s health platform and for working capital and general corporate purposes. The Offerings closed on October 18, 2021, subject to satisfaction of customary closing conditions.

Katalyst Securities LLC (“Katalyst”) served as a financial advisor to the company pursuant to an advisory consulting agreement (the “Katalyst Agreement”) entered into by the Company and Katalyst on October 13, 2021. Pursuant to the Katalyst Agreement, the Company paid Katalyst an advisory fee and legal expenses totaling $0.2 million for its services as a financial advisor in connection with this offering. Additionally, the Company issued to Katalyst’s representatives or designees warrants to purchase up to an aggregate of 130,000 shares of Common Stock (the “Katalyst Warrants”) with the same terms as the Investor Warrants.

We will require additional financing to further develop and market our products, fund operations, and otherwise implement our business strategy at amounts relatively consistent with the expenditure levels disclosed above. We are exploring additional ways to raise capital, but we cannot assure you that we will be able to raise capital. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We expect to seek additional funds through a variety of sources, which may include additional public or private equity or debt financings, collaborative, or other arrangements with corporate sources, or through other sources of financing.

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

On November 22, 2017, the Company entered into Amendment No. 1 to the Loan Agreement (the “First Amendment”). A covenant was added, in which the Company must achieve a certain minimum EBITDA, as defined in the First Amendment, target for the trailing twelve-month period, ending June,30, 2018. The end of term charge was increased from $787,500 to $1,068,750. The minimum EBITDA for each of the trailing six months and the fixed charge coverage ratio were reduced from 1:1 to 0.9:1. The Company was also required to prepay $10 million in principle.

Effective April 13, 2020, the Company and Hercules entered into Amendment No. 2 to the Loan Agreement, (the “Second Amendment”), to extend the maturity date thereof to April 1, 2021, subject to further extension to December 1, 2021, if the Company raises at least $20 million through an equity or debt financing or other transaction. All previously accrued PIK interest was added to accrued principal, and no further PIK interest will accrue. The cash interest would accrue at a rate of the greater of (i) the prime rate reported in the Wall Street Journal plus 11.50% minus 4.25% and (ii) 11.50%. The interest rate was 11.50% at September 30, 2021. The end of term charge of $1,068,750 was partially extended with $534,375 due on October 1, 2020, and $534,375 due on February 1, 2021. The Company incurred a $50,000 amendment fee upon closing of the Second Amendment.

Effective September 30, 2020, the Company and Hercules entered into the Amendment No. 3 to Loan Agreement (the “Third Amendment”) to provide for interest only payments commencing on October 1, 2020, and continuing through December 22, 2020, unless the Company raises net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue, and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P., an affiliate of the JCP Investor, Hercules, and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow certain funds in an aggregate amount equal to certain principal payments owed under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt now has a maturity date of December 1, 2021.

On November 3, 2021, the Company repaid the remaining balance due on the Senior Debt.

Subordinated Related Party Term Loans

During 2020, the Company entered into Subordinated Promissory Notes with the JCP Investor in the principal amount of $15.5 million. The maturity date of the Subordinated Promissory Notes was April 2, 2021, and they had PIK interest that increases the outstanding principal on a daily basis at an annual rate of 20%.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021, and 2020:

	For the Nine Months
	Ended September 30,
	2021	2020
Net cash used in operating activities	$(3,557,732)	$(10,782,430)
Net cash used in investing activities	—	(4,633)
Net cash (used in) provided by financing activities	(5,446,778)	9,310,326
Net decrease in cash	$(9,004,510)	$(1,476,737)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, was $3,557,732, which primarily reflected our net loss of $800,734, partially offset by cash adjustments to reconcile net income to net cash used in operating activities of $3,131,046 consisting primarily of depreciation and amortization, inventory obsolescence reserves, changes in the fair value of derivative liability, and changes in operating assets and liabilities of $374,048.

Net cash used in operating activities for the nine months ended September 30, 2020, was $10,782,430, which primarily reflected our net loss of $15,147,953, partially offset by adjustments to reconcile net loss to net cash provided by operating activities of $6,637,657 consisting primarily of depreciation and amortization, non-cash paid-in-kind interest and amortization of deferred financing costs and debt discount, and changes in operating assets and liabilities of $2,272,134.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,633 for the nine months ended September 30, 2020, respectively, related to the acquisition of fixed assets. No cash was used in investing activities for the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Net cash used in financing activities was $5,446,778 for the nine months ended September 30, 2021, consisting of payments of senior debt of $4,912,541 and a payment for the senior debt end-of-term fee of $534,237.

Net cash provided by financing activities was $9,310,326 for the nine months ended September 30, 2020, consisting of proceeds from issuance of subordinated related party term loans of $14,000,000, partially offset by payments on the senior debt of $4,639,674 and debt issuance costs of $50,000.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements included as Exhibit 99.1 to this Form 10-Q. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the three and nine months ended September 30, 2021, and 2020.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(1,696,898)	$(3,300,363)	$(800,734)	$(15,147,953)
Interest expense, senior debt	67,936	300,355	356,873	1,085,347
Interest expense, related party term loans	—	669,730	—	1,148,447
Income tax expense (benefit)	2,345	(6,143)	9,045	(49,895)
Depreciation and amortization expense	1,728,829	1,661,362	5,186,486	4,984,084
EBITDA	102,212	(675,059)	4,751,670	(7,979,970)
Change in fair value of derivative liability	(1,970,000)	—	(9,640,000)	—
Adjusted EBITDA	$(1,867,788)	$(675,059)	$(4,888,330)	$(7,979,970)

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

The Company defines gross billings as the amount of its aggregate sales billed to customers at standard prices before the application of certain adjustments that reduce the net amount received from customers, including product returns, certain rebates and coupon redemptions, discounts, and fees.

The following table presents a reconciliation of net sales to gross billings for the three and nine months ended September 30, 2021, and 2020.

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net Sales	$2,145,169	$3,464,695	$8,678,424	$6,630,180
Product Returns	2,256,673	(118,298)	4,069,440	53,448
Contract Rebates	607,143	849,779	2,529,625	2,746,205
Chargebacks	4,748	146,117	270,094	1,167,142
Cash Discounts	79,722	73,398	346,656	200,600
Distribution Service Fees	540,618	425,349	1,486,590	1,319,370
Coupon Redemptions	2,896,935	582,346	4,821,786	1,802,705
Gross Billings	$8,531,008	$5,423,386	$22,202,615	$13,919,650

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

Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level and has developed a plan to address the remediation of the foregoing deficiencies in 2021. The Company has hired an external consultant to assist in the remediation of the deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 15 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Risks Related to Petros’ Business, Industry and Operations

We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.

We will require additional financing to further develop and market our products, fund operations, and otherwise implement our business strategy. Our current cash resources will not be sufficient to fund these activities. We are exploring additional ways to raise capital, but we cannot assure you that we will be able to raise capital. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies.

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We currently plan to invest all available funds and future earnings, if any, in the development and growth of our business. We currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the terms of our existing and any future debt agreements may preclude us from paying dividends. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be our shareholders’ sole source of potential gain in the foreseeable future and our shareholders should not rely on an investment in our common stock for dividend income.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Almost all of our outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding options and warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act, or an effective registration statement. We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Pursuant to the shelf registration statement on Form S-3 filed on January 29, 2021, we may sell up to $100,000,000 of our equity securities over the next several years, and approximately $94,300,000 of our equity securities is available for sale under such registration statement. Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	results of our operations and product development efforts;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	our ability to execute our business plan;
●	sales of our common stock and decline in demand for our common stock;
●	regulatory developments;
●	economic and other external factors;
●	investor perception of our industry or our prospects; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in the recent past. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares of our common stock at a desired price.

We depend on a limited number of customers for a significant portion of our sales and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We generate a significant amount of sales from a limited number of customers. For the nine months ended September 30, 2021, four customers accounted for approximately 78% of our consolidated gross sales, and five main customers collectively accounted for approximately 98% of Stendra® gross sales. We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenues in future periods. However, these customers or any of our other customers may not continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the success of our competitors’ products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. We have not entered into purchase agreements with any of these customers, and therefore, these customers are not subject to minimum purchase orders or have any contractual obligations to purchase our products. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenues may be materially reduced, which would materially and adversely affect our business, financial condition, and cash flows and projections.

We have terminated our contract with a major supplier, and if we are unable to enter into a contract with a new supplier in a timely manner it could have an adverse effect on our business and results of operations.

Petros entered into a commercial supply agreement with Vivus, Inc. (“Vivus”) for Stendra® on September 30, 2016 (the “Supply Agreement”), which has since been terminated, effective as of September 30, 2021. Up to that point, Petros has obtained its supply of Stendra® from Vivus pursuant to the Supply Agreement. We are currently negotiating with alternative vendors to manufacture our Stendra® product and replace Vivus. However, these negotiations are ongoing and there is no assurance that we will be able to enter into a supply agreement with such potential vendors or that at terms favorable to us. If we are unable to come to an agreement with an alternative vendor in a timely manner, we may be unable to obtain sufficient quantities of Stendra®, which would reduce our ability to make sales, deplete inventory, and materially and adversely affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 K filed on October 15, 2021).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K filed on October 15, 2021).
31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32+	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: November 15, 2021	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: November 15, 2021	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer