Form 10-K
period 2021-12-31
Petros Pharmaceuticals, Inc.
filed 2022-03-31
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission file number 001-39752

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Act.

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

As of June 30, 2021 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $20,060,345.

As of March 31, 2022, the registrant had 20,684,723 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PETROS PHARMACEUTICALS, INC.

All references to “Petros,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (this "Form 10-K") refer to Petros Pharmaceuticals, Inc. and its consolidated subsidiaries.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic, including the emergence of new variants, such as the Omicron variant, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Annual Report, including under the section entitled “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Annual Report on Form 10-K represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in, or incorporated by reference into, this Annual Report to reflect any new information or future events or circumstances or otherwise, except as required by the federal securities laws.

RISK FACTOR SUMMARY

We are subject to a variety of risks and uncertainties. The following is a summary of the principal risks that we deem material to an investment in our securities, all of which are more fully described in, and should be read in conjunction with the section titled “Risk Factors” below.

Risks Related to Petros’ Capital Requirements and Financing

●	Petros has incurred significant losses and may continue to experience losses in the future.
●	We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.
●	Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.
●	Petros’ consolidated balance sheet contains significant amounts of intangible assets.

Risks Related to Petros’ Business, Industry and Operations

●	The impact of the ongoing COVID-19 pandemic on Petros’ operations, and the operations of its partners, suppliers and logistics providers, could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.
●	We depend on a limited number of customers for a significant portion of our sales and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.
●	Petros recorded revenues of approximately $4.6 million from sales of Stendra® in 2021, which accounted for 59.0% of Petros’ total revenues in 2021.
●	We have terminated our contract with Vivus, a major supplier, and have limited supply remaining from this supplier. While we have entered into a new supply arrangement with Patheon, we may experience delays or problems in the supply of Stendra® if Patheon experiences delays in or fails to establish and validate its ability to manufacture supply of the Company’s Stendra® product, which could materially and adversely affect our ability to obtain sufficient quantity of Stendra® tablets to meet market demand.
●	Petros is subject to ongoing obligations under a settlement agreement relating to the termination of a commercial supply agreement with Vivus.
●	Petros relies on a combination of several different channels to promote its products to physicians and patients in the United States and internationally.
●	Petros is substantially dependent on a limited number of commercial products. Any difficulties or delays in product manufacturing, regulatory compliance, sales or marketing could affect Petros’ future results.
●	The FDA may determine that Petros’ products or product candidates have undesirable side effects that could result in regulatory action, impede commercialization, or delay or prevent their regulatory approval.
●	Petros relies on third parties for the supply of the raw materials necessary to develop and manufacture its products.
●	Changes in product or product candidate manufacturing or formulation may result in additional costs or delay.
●	Petros may experience pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability, if achieved.

●	Private third-party payers and other managed care entities, such as pharmacy benefit managers, continue to take action to manage the utilization of drugs and control the cost of drugs and medical devices.
●	Products may face competition from generic drug products and other similar drug products.
●	The business that Petros conducts outside the United States may be adversely affected by international risk and uncertainties.
●	Petros has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of Petros’ financial reporting depends on the effectiveness of its internal controls over financial reporting.

Risks Related to Petros Personnel

●	Because Petros is a small pharmaceutical company with limited resources, it may be unable to attract qualified personnel.
●	Petros will need to expand its operations and increase its size, and it may experience difficulties in managing growth.
●	Petros may be adversely affected by any misconduct or improper activities on the part of its individual employees, principal investigators or consultants.
●	Cyberattacks and other data security breaches could compromise our proprietary and confidential information, which could harm our business and reputation or cause us to incur increased expenses to address any such breaches.

Risks Related to Government Regulation and Legal Proceedings for Petros

●	Petros’ approved drug products are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, drug products could be subject to labeling and other restrictions and market withdrawal, and Petros may be subject to penalties if it fails to comply with regulatory requirements or experiences unanticipated product problems.
●	Petros relies on third-party contract manufacturers to produce commercial quantities of its products.
●	Regulatory approval is limited by the FDA to those specific indications and conditions for which approval has been granted. Petros may be subject to fines, penalties, injunctions, or other enforcement actions if regulatory authorities determine that it is promoting any products for unapproved or “off-label” uses, resulting in reputational and business damage.
●	To the extent that any of our product candidates may be eligible, Petros may seek orphan drug designation from the FDA. However, there is no guarantee that Petros will be able to maintain this designation, receive this designation, or receive or maintain any corresponding benefits, including periods of exclusivity.
●	Petros’ medical devices are subject to stringent regulatory oversight and any adverse regulatory action may adversely affect our financial condition and business operations.
●	Petros currently plans to submit a 505(b)(2) NDA to the FDA for H100™ for treatment of Peyronie’s disease, which will allow Petros to rely, in part, on published scientific literature and/or the FDA’s prior findings regarding the safety and efficacy of approved drug products. If Petros is not able to pursue this strategy, it will need to conduct additional development activities beyond what is currently planned, development costs will increase, and Petros may be delayed in receiving regulatory authority approval. The submission of 505(b)(2) NDAs may also subject Petros to the risk of patent infringement lawsuits or regulatory actions that would delay or prevent submission of a marketing application to the FDA, or the FDA’s marketing application review and approval.
●	If Petros is unable to advance its product candidates, including H100™, in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experience significant delays in doing so, its business may be materially harmed.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. Petros may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Petros’ product candidates.
●	If Petros experiences delays or difficulties in the enrollment of patients in clinical trials, development of its product candidates may be delayed or prevented, which would have a material adverse effect on its business.
●	Petros relies on third parties to conduct, supervise, and monitor preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
●	Petros’ relationships with prescribers, purchasers, third-party payers and patients are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, any violation of which could expose it to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Petros’ marketing and advertising are regulated by the FDA, Federal Trade Commission and State and County Attorneys General, and it may face enforcement and litigation specifically related to the nature and sales channels of its products.
●	Petros may be subject to potential product liability and other claims, creating risks and expense.
●	Government regulations that mandate price controls and limitations on patient access to its products or establish prices paid by government entities or programs for such products may impact Petros’ business, and future results could be adversely affected by changes in such regulations or policies.
●	Changes in laws could negatively impact Petros’ business.

Risks Related to Petros’ Intellectual Property

●	Petros’ license agreement for Stendra® is a sublicense that is dependent on Vivus’ license agreement with a third party.
●	Vivus has granted a license to Hetero USA, Inc. and Hetero Labs Limited to manufacture and commercialize the generic version of Stendra® in the United States once it comes off patent.
●	If Petros fails to protect its intellectual property rights, its ability to pursue the development of its products would be negatively affected.
●	Petros may be involved in lawsuits to protect or enforce its patents, which could be expensive and time consuming.
●	If Petros infringes the rights of third parties, it could be prevented from selling products and forced to pay damages and defend against litigation.
●	Petros may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
●	Changes in trends in the pharmaceutical and medical device industries, including changes to market conditions, could adversely affect Petros’ operating results.

Risks Related to Petros’ Strategic Transactions

●	Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

Risks Related to Petros’ Common Stock

●	We do not anticipate paying dividends on our common stock in the foreseeable future.

v

●	We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.
●	Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.
●	Our stock price may be volatile.
●	JCP III SM AIV, L.P. maintains the ability to significantly influence all matters submitted to Petros’ stockholders for approval.
●	Our bylaws include a forum selection clause, which may impact your ability to bring actions against us.

PART I

ITEM 1.BUSINESS

Organizational Development

Petros was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020.

On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc. and a wholly-owned subsidiary of Neurotrope prior to the spin-off), a Delaware corporation (“Synaptogenix”) and (ii) holders of record of Neurotrope common stock, par value $0.0001 per share, Neurotrope preferred stock, par value $0.001 per share and certain warrants as of November 30, 2020 received a pro rata distribution of common stock of Synaptogenix, resulting in a separate, independent publicly traded company.

Business Model and Primary Marketed Products

Petros is a pharmaceutical company focused on men’s health therapeutics with a full range of commercial capabilities including sales, marketing, regulatory and medical affairs, finance, trade relations, pharmacovigilance, market access relations, manufacturing, and distribution.

Petros consists of wholly owned subsidiaries, Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). We are engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which we have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV. In addition to ED products, we have acquired an exclusive global license to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease.

Stendra®

Stendra® is an FDA approved PDE-5 inhibitor prescription medication for the treatment of ED and is the only patent-protected PDE-5 inhibitor on the market. As a distinct molecule with high in-vitro affinity and selectivity for penile tissue (clinical significance of this in-vitro selectivity profile is unknown), Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken once daily as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing) , subject to certain contraindications and limitations common among PDE-5 inhibitors. For example, Stendra® is contraindicated for, and may cause hypotension when used by, individuals who take medicines called “nitrates,” alpha-blockers, or other antihypertensives or who have consumed a substantial amount of alcohol (e.g., more than three glasses of wine or three shots of whiskey).

On September 30, 2016, we acquired from Vivus all of the rights to license, develop, market, sell, and distribute the drug avanafil (the active ingredient in Stendra®) in the United States, Canada, South America, and India, including all assets related to, or necessary for, the exercise of such rights, such as licenses, trademarks, and intellectual property rights. The drug avanafil was initially developed by Mitsubishi Tanabe Pharma Corporation (“MTPC”) and MTPC licensed the rights to avanafil to Vivus in December 2000 (the “MPTC License”). Stendra® (avanafil) was approved by the FDA in April 2012. Petros seeks to make Stendra® the first oral ED prescription therapy available as a (nonprescription) over-the-counter (“OTC”) option in the United States (referred to as an “Rx-to-OTC switch”). To that end, Petros has conducted two label comprehension studies (which are non-clinical consumer studies intended to assess whether consumers understand key elements of an OTC drug label, namely instructions for use, contraindications, in-use warnings, and precautions), announcing the completion of Phase I and Phase II in July and December 2021, respectively. Petros also announced the initiation of two “self-selection” studies in January 2022—one of which includes participants from the general population and the other is specific to nitrate-medicine users (a patient group of particular interest to the FDA). In these self-selection studies, individuals who are interested in utilizing an OTC ED product are recruited to review the draft OTC labeling for Stendra® and determine whether the product is, or is not, appropriate for them to use without the intervention of a healthcare professional. Petros intends to share data from these studies with the FDA in a pre-IND meeting that Petros hopes to have during the first half of 2022 but which has not-yet been scheduled.

Vacuum Erection Devices (“VEDs”)

Petros also markets its own line of medical devices intended for ED treatment through its subsidiaries, Timm Medical and PTV, including the VED systems marketed as the “Osbon ErecAid” and “PosTVac.”. We plan to continue to grow the VED business both domestically and internationally. Petros believes that its potential domestic growth will come through the expansion of its distribution partner network, which currently includes national distributors such as SunMed and Vitalit and internationally through distributors such as Heize (Germany), Mediplus (UK), Euromedical (Spain), as well as a growing number of regional small-business distributors specialized in the urology landscape. Additionally, Petros intends to continue to leverage existing relationships with key clinician decision makers, offering direct purchase agreements for Centers of Excellence in prostate cancer and sexual health rehabilitation. This will allow for increased local purchase availability for consumers. We believe that potential international growth will come through additional work with existing customers to expand our current base of business while also working to unlock new international territories. In addition to expanding the distribution network, Petros is pursuing better use of the historical clinical data available regarding VEDs.

H100™

In addition to its ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, we acquired an exclusive global license (the “Hybrid License”) to H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity. Peyronie’s disease may affect millions of men around the world, and there is no approved non-invasive treatment option. Based on current approved therapies, if approved, as of this date H100™ would become the first and only clinically approved topical non-invasive formulation for the treatment of Peyronie’s disease.

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the Hybrid License was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, and $200,000 on December 23, 2021.

Petros has established its foundation for growth and, with the addition of H100™ to the product portfolio and other pipeline opportunities for additional products, Petros believes that it can build an industry leading men’s health pharmaceutical company. Petros has no other product candidates and no other definitive license agreements at this time. However, Petros is engaged in discussions with viable, late-stage therapeutic assets addressing male hormone replacement therapy, male infertility, BPH and prostate cancer, but has not entered into any binding agreements with respect thereto.

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

Petros obtains from third parties the raw materials necessary to develop and manufacture its products, including the active and inactive pharmaceutical ingredients used in its products. Until recently, Petros has relied on Vivus to supply the active pharmaceutical ingredient (“API”) necessary for the manufacture of Stendra® pursuant to a commercial supply agreement executed on September 30, 2016 (the “Vivus Supply Agreement”), which required Petros to purchase certain minimum quantities of Stendra® in each year of the Vivus Supply Agreement term. The Vivus Supply Agreement was terminated by Petros effective September 30, 2021. On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note in favor of Vivus in the principal amount of $10,201,758 (the “Note”). The parties also entered into a Security Agreement to secure Petros’ obligations under the promissory note. The Company will record the impact of this transaction, including the expected gain in the first quarter of 2022.

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order entered into in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Under the Vivus Settlement Agreement Vivus also agreed to release the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order upon the Company’s satisfaction of the remaining regulatory submission requirements (not to exceed 180 days from the date of the Vivus Settlement Agreement). The Vivus Settlement Agreement stipulated that Vivus is the sole owner of all API unless or until such time as certain quantities of API are shipped to the Company upon the fulfillment of the aforementioned payment conditions.

Following the termination of the Vivus Supply Agreement, Petros, through its subsidiary Metuchen, entered into a Technology Transfer Service Agreement on January 20, 2022, with Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific (“Patheon”), pursuant to which the Company and Patheon agreed to collaborate as strategic partners for commercial production of Stendra® tablets at Patheon’s facilities in Cincinnati, Ohio. Under the Agreement, Patheon or one of its affiliates will provide pharmaceutical development and technology transfer services in order to establish and validate its ability to manufacture supply of the Company’s Stendra® product. Any commercial sale of product manufactured during the performance of the Agreement must be subject to a subsequent commercial manufacturing services agreement (with associated quality agreement) between the parties before it can be offered for commercial sale.

Petros is required to identify the supplier of all the raw materials for all FDA-approved products that it acquires from others. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, Petros would be required to qualify a substitute supplier with the FDA and depending on the supplier, provide the FDA with notice or receive FDA approval for the supplier, which would likely delay or interrupt manufacturing of the affected product.

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

Petros relies on a variety of channels to market and sell its products, including:

●	employee and third-party contracted sales representatives who promote Stendra® directly to high-volume physician prescribers of ED therapies and target physicians at trade associations;
●	online digital strategies, including search engine optimization and targeted advertisements, target physicians and consumers;
●	targeting of managed care organizations to deliver value-based contracts and improve placement for Stendra® on approved drug lists;
●	collaboration with specialty pharmacies that provide personalized service to physicians and patients, including discreet shipping to patients’ homes; and
●	direct marketing of our medical devices to urology offices domestically and internationally.

Customers

We generate a significant amount of sales from a limited number of customers. For the year ended December 31, 2021, five customers accounted for approximately 89% of our consolidated gross sales, and five collectively accounted for approximately 98% of Stendra® gross sales. For further information refer to Note 3 of the Notes to Consolidated Financial Statements.

Competition

According to data provided by IQVIA, the oral ED market (specifically the PDE-5 inhibitor class) has experienced significant growth over the last couple of years especially, with a 26% increase in prescriptions (filled in pharmacies) in 2020 vs. 2019, and with 2021 increasing in oral ED prescriptions by 20% over 2020. As generic options have become available, they have led the growth in prescription volume with an enduring presence of branded prescription volume, indicating durable brand loyalty and value. Stendra® remains the only patent protected brand among the PDE-5 inhibitor class. According to Arizton Advisory and Intelligence Erectile Dysfunction Market Reports, the trajectory of growth in this class is projected to continue to grow at a Compounded Annual Growth Rate of 8% through 2023. We expect that North America will remain the lead market in this growth due to its established healthcare landscape and the prominence of comorbid conditions associated with ED.

Employees

Our Board of Directors oversees our employee relations programs as it views building our culture – from employee development and retention to diversity, equity, inclusion and belonging initiatives – as key to driving long-term value for our business and helping to mitigate risks.

As of December 31, 2021, we had 24 full time employees, all of whom were based inside the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

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

Regulation in the United States

Drug Development and Approval Process

To obtain approval of a new drug product from the FDA, sponsors must, among other requirements, submit extensive data supporting its safety and efficacy, as well as detailed information on the manufacture and composition of the drug and proposed product labeling and packaging. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and sponsors may encounter significant difficulties or costs in their efforts to obtain FDA approvals that could delay or preclude them from marketing their developed drug candidates.

The process required by the FDA before a new drug may be marketed in the United States generally involves some or all of the following key steps:

●	completion of nonclinical studies, such as laboratory tests, animal studies, and formulation studies, performed in compliance with FDA regulations for good laboratory practices, or GLPs, and other applicable regulations;
●	design of a clinical protocol and its submission to the FDA as part of an IND, which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to good clinical practices, or GCPs, to establish the safety and efficacy of the product candidate for its intended use;
●	submission of a NDA to the FDA along with payment of the application user fee and FDA acceptance of that NDA;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with current good manufacturing practices (“cGMPs”) in order to assure that the facilities, methods and controls are adequate to preserve the drug candidate’s identity, strength, quality and purity;
●	possible inspection of selected clinical study sites to confirm compliance with GCP requirements and data integrity; and
●	FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, if applicable, which must occur prior to any commercial marketing or sale of the drug product in the United States.

Preclinical Studies

After a therapeutic candidate is identified for development, it enters the preclinical or nonclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with good laboratory practice (“GLP”) regulations and the United States Department of Agriculture’s Animal Welfare Act, if applicable. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an Investigational New Drug (“IND”) application, which is a prerequisite to initiating clinical testing on human subjects in the United States.

Human Clinical Trials Under an IND

In addition to including the results of the nonclinical studies, the IND will include one or more clinical protocols detailing, among other things, the objectives of the clinical trial and the safety and effectiveness criteria to be evaluated.

An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

The clinical investigation of an investigational new drug is divided into three phases that typically are conducted sequentially but may overlap or be combined. The three phases are as follows:

●	Phase 1. Phase 1 includes initial clinical trials introducing an investigational new drug into humans and may be conducted in subjects with the target disease or healthy volunteers. These trials are designed to determine the metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2. Phase 2 includes the controlled clinical trials conducted to evaluate the effectiveness of the drug candidate for a particular indication or indications in subjects with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase 2 trials are typically well controlled, closely monitored, and conducted in a relatively small number of subjects.
●	Phase 3. Phase 3 trials are typically large trials performed after preliminary evidence suggesting effectiveness of the drug candidate has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling and product marketing approval. Phase 3 trials usually are conducted at geographically dispersed clinical study sites.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

Clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with the FDA’s good clinical practice (“GCP”) requirements. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product or therapeutic candidate. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, via a clinical hold, or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or that the subjects are being exposed to an unacceptable health risk. An institutional review board (“IRB”) is responsible for ensuring that human subjects in clinical studies are protected from inappropriate study risks. An IRB at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the trial until completed and otherwise comply with IRB regulations. The IRB also may halt a study, either temporarily or permanently, for failure to comply with GCP or the IRB’s requirements, or if the investigational new drug has been associated with unexpected serious harm to patients.

During the development of a new drug candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new therapeutic. Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of “Phase 4” clinical trials. Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA Submission Under 505(b)(1) and 505(b)(2)

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more indications. An NDA includes all relevant data available from pertinent nonclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information on the product candidate’s chemistry, manufacturing, and controls, or CMC, and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product candidate for its intended use to the satisfaction of the FDA.

Under the Prescription Drug User Fee Act (“PDUFA”), each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for prescription drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from receipt in which to complete its initial review of a standard NDA for a drug that is not a new molecular entity, and six months from the receipt date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries. As a result, the NDA review process can be very lengthy. Most innovative drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDCA, commonly referred to as a traditional (or full) NDA. Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature and/or the FDA’s previous findings of safety and efficacy for an approved product. The FDA also requires companies to perform additional clinical trials or measurements to support any deviation from the previously approved product and to support the reliance on the applicable published literature or referenced product, which is referred to as “bridging.” The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant, if such approval is supported by study data. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions.

The FDA conducts a preliminary review of all NDAs it receives, whether submitted under Section 505(b)(1) or Section 505(b)(2), to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA has 60 days after submission of an NDA to conduct an initial review to determine whether it is sufficient to accept for filing. If the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMPs. During its review of an NDA, the FDA may refer the application to an advisory committee of independent experts for a recommendation as to whether the application should be approved. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the NDA sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

Before approving an NDA, the FDA will typically inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving the NDA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements and to assure the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production and quality control.

The FDA also may require the submission of a risk evaluation and mitigation strategy, or “REMS,” if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the product. A REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor must include a proposed REMS within its NDA submission.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities where the drug product or its API will be produced and the clinical trial sites, the FDA will either issue an approval letter or, in some cases, a complete response letter (“CRL”) that describes all of the specific deficiencies in the NDA identified by the agency. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. The deficiencies identified may be minor (e.g., requiring labeling changes) or major (e.g., requiring additional clinical trials). After receiving a CRL, an applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter or withdraw the application. FDA will issue a letter within 30 days of an NDA resubmission acknowledging receipt and informing the applicant as follows. For resubmissions deemed to be complete responses to all deficiencies identified in the CRL, such letter will contain FDA’s designation of the resubmission as Class 1 or Class 2 (based on the nature of information received therein) and the corresponding due date by which it will take action (2 months for Class 1 resubmissions and 6 months for Class 2. If FDA does not find the resubmission to be a complete response to all CRL deficiencies, the FDA will inform the applicant, and the FDA’s “review clock” will not start until a complete response is received.

Even if a drug product receives NDA approval, the approval may be significantly limited to specific indications and dosages and/or subject to limitations, specific labeling requirements, and/or other conditions that must be met to lawfully market the product in the United States, any or all of which could restrict the commercial value of the product. For example, the FDA may require that certain contraindications, warnings, and/or precautions be included in the product’s labeling. The FDA may also impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a product’s safety and effectiveness, and/or testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Stendra® was approved via a traditional NDA in April 2012 for prescription-only use in treating ED. The approved NDA contains numerous contraindications, warnings, and risks, as well as instruction regarding when to seek help from a healthcare professional, among other things. In connection with our OTC strategy, we have over three years invested in the program and several key studies completed, our next steps include a pre-IND with FDA. Petros has, and intends to continue to, self-fund their OTC initiative.

Petros also currently plans to submit a 505(b)(2) NDA to the FDA for H100™ for treatment of Peyronie’s disease, which will allow Petros to rely, in part, on published scientific literature and/or the FDA’s prior findings regarding the safety and efficacy of certain approved drug products. If the FDA disagrees with the appropriateness of reliance on a reference listed drug or published literature or if Petros is not otherwise able to bridge to the reference listed drug or published literature, it may need to conduct additional clinical trials or other studies, which could lead to unanticipated costs and delays or to the termination of the development program. If Petros is unable to obtain approval for H100™ through the 505(b)(2) NDA process, it may be required to pursue the traditional NDA process, which is more expensive and time consuming.

Post-Approval Requirements for Prescription Drugs

Following approval of a new drug product, the sponsor and the product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, and promotion and advertising requirements.

Promotional communications must be carefully crafted to ensure compliance with all applicable FDA regulations pertaining to prescription-drug marketing and labeling. In particular, prescription-drug advertisements must generally (1) not be false or misleading, (2) present a “fair balance” of information describing both the risks and benefits associated with the drug, (3) include facts that are “material” to the product’s advertised uses, and (4) include a “brief summary” that mentions every risk described in the product’s labeling. Further, where the intended use of a prescription drug differs from the intended use approved by FDA, as listed in the product’s approved NDA, FDA has asserted that the product is an unapproved “new drug” and taken enforcement action against sponsors for introducing such unapproved new drugs into interstate commerce in violation of the FDCA. This prohibited practice is also called “off-label” promotion. Although physicians may prescribe legally available products for off-label uses, sponsors may not legally market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

To market an approved drug product for a new indication (i.e., beyond and/or differing from that set forth in the approved NDA), the sponsor must submit a new NDA (or NDA supplement under the traditional pathway (505(b)(1)) or the 505(b)(2) pathway where the circumstances allow), which, in many cases, will require the completion of adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. There is no guarantee that FDA will approve an NDA seeking an expansion of an approved drug’s labeling and/or indications for use more quickly than an NDA involving a novel product (i.e., that has never been approved for any indication) or ever. Relatedly, if the sponsor (or a contractor, partner, or other affiliated party) makes any post-market modifications to an approved drug or the production thereof, including changes in labeling or manufacturing processes or facilities, among other things, it may be required to submit and obtain FDA approval of a new NDA or an NDA supplement.

In addition, FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Changes to the manufacturing process, specifications or container closure system for an approved drug product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the NDA sponsor and any third-party manufacturers involved in producing the approved drug product. Accordingly, both sponsors and manufacturers must continue to expend time, money, and effort on systems relating to production and quality control to maintain cGMP compliance and other aspects of quality control and quality assurance, and to ensure ongoing compliance with other statutory requirements the FDCA.

The FDA may withdraw its approval for a drug product if compliance with regulatory requirements is not maintained or unexpected problems occur after the product reaches the market. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or the imposition of distribution or other restrictions under a REMS.

Petros and/or its present or future suppliers, contract manufacturers, and/or other affiliates involved in one or more of its U.S. commercialization activities may not be able to comply with all FDA regulatory requirements. For example, Petros may believe that its manufacturing operations (including that of its contractors, as applicable) are fully compliant with cGMPs or that all promotional communications disseminated by or on behalf of Petros are consistent with FDA’s prescription-drug marketing requirements, but the FDA may determine otherwise. Petros could be subject to a number of adverse enforcement actions and/or penalties in connection with any failure(s) to comply with the FDCA and/or its implementing regulations, including, but not limited to, the following:

●	restrictions on the marketing or manufacturing of approved products, market withdrawal, recalls;
●	fines, warning letters, untitled letters, public warnings, consumer advisories, “dear doctor” letters, and other similar publications or issuances;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs;
●	seizure, detention, import alerts;
●	injunctions or the imposition of civil or criminal penalties;
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; or
●	mandated modification of promotional materials and labeling and the issuance of corrective information.

FDA’s Premarket Clearance and Approval Requirements

Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s general controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Class II devices are subject to FDA’s general controls, and any other special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, unless exempt. A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness. Petros’ current medical devices are classified Class II medical devices.

When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to either: a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, and for which the FDA has not yet called for the submission of pre-market approval applications or is a device that has been reclassified from Class III to either Class II or I.

If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device in the United States. After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained.

The FDA classifies Petros’ VEDs as Class II external penile rigidity devices, which, as of 2004, are exempt from the 510(k)-notification process, as long as all detailed special controls FDA has established for this product category are met. Petros’ VEDs, on the other hand, were introduced into the U.S. market pursuant to the 510(k) notification process before the FDA established the 510(k) exemption for external penile rigidity devices that meet applicable special controls. Accordingly, Petros’ VEDs may be lawfully marketed in accordance with their respective 510(k) summaries, rather than the special controls currently in-place for external penile rigidity devices marketed without 510(k) clearance. However, to the extent any modifications are made or the VEDs are marketed beyond the scope of their respective 510(k) summaries, they must comply with the applicable special controls.

Post-Market Requirements for Medical Devices

Numerous post-market regulatory requirements apply to medical devices, including, but not limited to:

●	the QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	clearance or approval of product modifications to 510(k)-cleared or PMA-approved devices that could affect safety or effectiveness;
●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses;
●	advertising and promotion requirements;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their devices may have caused or contributed to deaths or serious injuries or malfunctioned in ways that would likely cause or contribute to deaths or serious injuries if the malfunctions were to recur;

●	medical device correction and removal reporting regulations, which require the manufacturers to report to the FDA corrections and removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the devices.

The manufacturing of Petros’ VEDs must comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Further, Petros’ records and manufacturing processes (and/or the records and manufacturing processes of the subsidiaries through which the VEDs are marketed) are subject to periodic scheduled or unscheduled inspections by the FDA. Any failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, the VED-manufacturing operations and the recall or seizure of the VEDs.

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

Petros’ rights to market, distribute and sell avanafil (the active ingredient in Stendra®) are granted under a License and Commercialization Agreement (the “License Agreement”) with Vivus entered into on September 30, 2016, which is a sublicense under Vivus’ license agreement with the owner of the Stendra® patent, MTPC (the “MTPC License”). The MTPC License contains certain termination rights that would allow MTPC to terminate the agreement if Vivus were to breach any of the terms of the MTPC License or become insolvent or bankrupt. In the event that MTPC terminates the MTPC License with Vivus because of any contractual breach, Petros has step-in rights with MTPC, which would allow Petros to continue to sell Stendra®. In March 2020, we acquired the Hybrid License for the development and commercialization of H100™. H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. The Hybrid License relates to three US patents and two European patents directed to the formulation and use of H100™ in the treatment of Peyronie’s disease. U.S. Patent 9,333,242 contains claims directed to a transdermal gel composition containing the unique formulation of H100™. U.S. Patent 9,238,059 contains claims directed to a method for inhibiting or treating Peyronie’s disease, comprising topically administering to a portion of penile dermis of a human with Peyronie’s disease an effective amount of a gel composition containing the formulation of H100™. Additionally, U.S. Patent 10,471,131 contains further formulation claims and method of treatment claims directed to the use of H100™ in the treatment of Peyronie’s disease. There are two corresponding European Patents (EP3269372B and EP2804606B) that have similar corresponding issued claims. The Hybrid License terminates upon the expiration of the latest patent noted above.

Upon entering the Hybrid License, we paid an initial license fee of $100,000 and additional payments of $250,000, and we will pay to Hybrid additional annual milestone payments of $125,000, $150,000 and $200,000 on each of the first, second and third anniversaries of the entry into the Hybrid License, and $250,000 annual milestone payments for each year thereafter. We are also required to make a $1,000,000 payment upon the first commercial sale and are required to make additional payments on a sliding scale of percentages of net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales. We also expect to incur approximately $14 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval, including approximately $10 million for clinical trials and $4 million of other expenses.

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

Risks Related to Petros’ Capital Requirements and Financing

Petros has incurred significant losses and may continue to experience losses in the future.

Petros had a net loss of $9.0 million for the year ended December 31, 2021, and a net loss of $20.6 million for the year ended December 31, 2020. As of and for the year ended December 31, 2021, Petros used funds in operations of approximately $11.9 million and had an accumulated deficit of $70.7 million. While Petros had available cash of $23.8 million at December 31, 2021, it cannot predict if it will achieve profitability soon or at all. Petros expects to continue to expend substantial financial and other resources on, among other things:

●	sales and marketing;
●	investments in hiring key personnel;
●	possible development, regulatory approval and commercialization of H100™ for the treatment of Peyronie’s disease and our OTC strategies; and
●	general administration, including legal, accounting and other expenses.

Petros may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. Petros expects to continue to invest in its operations and product and business development to maintain and grow its current market position and to meet its expanded reporting and compliance obligations as a public company.

Petros expects its operating losses to continue in the near term in order to carry out its strategic objectives. Petros considers historical operating results, capital resources and financial position, and current projections and estimates as part of its plan to fund operations over a reasonable period of time. Petros believes that based on these factors, along with our projections for 2022, that the available cash on hand is sufficient to fund its operations through at least March, 31, 2023, however for periods after March 31, 2023, the Company may need to raise additional funds or curtail certain discretionary expenditures in order to maintain an appropriate level of cash to fund our operations.

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

Petros’ consolidated balance sheet contains significant amounts of intangible assets.

Petros’ intangible assets, including developed technology rights and brands, face risks for impairment and charges related to such assets, which may be significant. If we are unable to meet our revenue projections we will have an impairment to our intangible assets.

Risks Related to Petros’ Business, Industry and Operations

The impact of the ongoing COVID-19 pandemic on Petros’ operations, and the operations of its partners, suppliers and logistics providers, could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

Petros’ business could be adversely impacted by the effects of the coronavirus or other epidemics. In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants, such as the Delta and the Omicron variants, will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2022 and beyond.

During the COVID-19 pandemic, we have experienced a shift from in-person sales to online, telehealth-based sales. These online sales generally have lower gross margins than in-person sales, which has impacted our net revenues. Additionally, Petros expects that COVID-19 will continue to adversely impact the status and progress of our development programs, including any clinical and preclinical trials for H100™ or any other product candidates. Delays or other difficulties in completing clinical and preclinical trials could result in a longer period of time to obtain product regulatory approval, to commercialize our products, if approved, and realize any resulting revenue in the future.

The COVID-19 pandemic and the government and public health response continues to rapidly evolve. In light of the COVID-19 pandemic, the FDA has issued a number of new guidance documents. Additionally, in March 2020, the US Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which, for certain critical drugs, includes strengthened provisions regarding required FDA drug shortage reporting requirements, as well as provisions regarding supply chain security, such as risk management plan requirements, and the promotion of supply chain redundancy and domestic manufacturing.

Petros is actively assessing and responding where possible to the potential impact of the COVID-19 pandemic. The extent to which the COVID-19 impacts its business, including its operations, will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the coronavirus pandemic. The continued spread of the coronavirus globally could materially and adversely impact Petros’ business including without limitation, supply chain and manufacturing matters, employee health, workforce productivity, increased insurance premiums, limitations on travel, the availability of industry advisers and personnel, and other factors that will depend on future developments beyond its control, which may have a material and adverse effect on its business, financial condition and results of operations.

We depend on a limited number of customers for a significant portion of our sales and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We generate a significant amount of sales from a limited number of customers. For the year ended December 31, 2021, five customers accounted for approximately 89% of our consolidated gross sales, and five main customers collectively accounted for approximately 98% of Stendra® gross sales. We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenues in future periods. However, these customers or any of our other customers may not continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the success of our competitors’ products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. We have not entered into purchase agreements with any of these customers, and therefore, these customers are not subject to minimum purchase orders or have any contractual obligations to purchase our products. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenues may be materially reduced, which would materially and adversely affect our business, financial condition, and cash flows and projections.

Petros recorded net sales of approximately $4.6 million of Stendra® in 2021, which accounted for 59.0% of Petros’ total revenues in 2021.

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

Petros is subject to ongoing obligations under a settlement agreement relating to the termination of a commercial supply agreement with Vivus.

On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note. In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000 and a payment of $1,542,904 with respect to the purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Under the Vivus Settlement Agreement Vivus also agreed to release the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order upon the Company’s satisfaction of the remaining regulatory submission requirements (not to exceed 180 days from the date of the Vivus Settlement Agreement). If Petros fails to make any of the required payments under the Vivus Settlement Agreement or the Note, or if Petros fails to successfully execute the required regulatory submissions, it may be unable to obtain sufficient quantity of Stendra® API to meet market demand. The Company will record the impact of this transaction, including the expected gain in the first quarter of 2022.

Pursuant to the Vivus Settlement Agreement, the parties also executed an Amendment No. 1 to the License Agreement (the “Amendment”). The Amendment provides that Vivus shall retain its co-exclusive right along with the Company to develop, manufacture, commercialize and otherwise exploit the Stendra® product in the territory covered by the License Agreement, provided that Vivus shall not exercise such right unless an Event of Default occurs under the Vivus Settlement Agreement, the Note, or the Security Agreement. The Amendment further provides that, upon such an Event of Default, the License Agreement will terminate and Vivus will have the right to use all regulatory documentation and submissions of Metuchen and other rights as may be necessary for Vivus to exercise its right to exploit the Stendra® product. The Amendment also acknowledges that Metuchen has assigned its rights under the License Agreement to Vivus as a “financing entity” and provides that such rights may be assigned in certain circumstances. If the Company fails to perform its obligations under the Vivus Settlement Agreement or the amended License Agreement, the Company may forfeit its rights under the License Agreement and be unable to exploit the Stendra® product.

We may experience delays or problems in the supply of Stendra® if Patheon experiences delays in or fails to establish and validate its ability to manufacture supply of the Company’s Stendra® product, which could materially and adversely affect our ability to obtain sufficient quantity of Stendra® API to meet market demand.

Petros, through its subsidiary Metuchen, entered into a Technology Transfer Service Agreement on January 20, 2022, with Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific (“Patheon”), pursuant to which the Company and Patheon agreed to collaborate as strategic partners for commercial production of Stendra® tablets at Patheon’s facilities in Cincinnati, Ohio. Under the Agreement, Patheon or one of its affiliates will provide pharmaceutical development and technology transfer services in order to establish and validate its ability to manufacture supply of the Company’s Stendra® product. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients, or API, the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Because Patheon is manufacturing Stendra for the first time, Patheon may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced United States, state and non-United States regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions, including, for example, the COVID-19 pandemic.

If Patheon encounters these or any other manufacturing, quality or compliance difficulties, this may delay or prevent it from providing the Company with sufficient quantity of Stendra® tablets to meet commercial demand. In addition, if Patheon fails or refuses to supply us with Stendra® API for any reason, it would take a significant amount of time and expense to engage a new supplier.

Petros relies on a combination of several different channels to promote its products to physicians and patients in the United States and internationally.

Petros currently relies on a variety of channels to market and sell its products, including:

●	sales representatives who promote Stendra® directly to high-volume physician prescribers of ED therapies and target physicians at trade associations;
●	online digital strategies, including search engine optimization and targeted advertisements, target physicians and consumers;
●	targeting of managed care organizations to deliver value-based contracts and improve placement for Stendra® on approved drug lists;
●	collaboration with specialty pharmacies that provide personalized service to physicians and patients, including discreet shipping to patients’ homes; and
●	direct marketing of our medical devices to urology offices domestically and internationally.

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

Petros’ ability to achieve its business objectives is directly dependent on its ability to get its products to market, and any delays or difficulties in manufacturing, regulatory compliance, sales or marketing could have an adverse impact, including but not limited to the following types of events:

●	failure to predict market demand for, or to gain market acceptance of, approved products;
●	failure to comply with applicable regulatory requirements, which could result in costly and disruptive enforcement actions, or otherwise require costly and disruptive corrective actions;
●	delays, unavailability, or undetected defects with respect to product manufacturing materials;
●	failure to maintain appropriate quality standards throughout the internal and external supply network or comply with cGMPs or other regulations;
●	failure to establishment and maintain of adequate health care coverage and reimbursement;
●	failure to establish and maintain market demand and acceptance for Petros’ products through marketing and sales activities, and any other arrangements to promote these products;
●	failure to adequately train sales and marketing personnel regarding regulatory compliance matters and any exposure that Petros may face due to noncompliance of such personnel;
●	failure to establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
●	failure to manufacture products in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand;
●	failure to effectively compete with other products on the market;

●	failure to maintain a continued acceptable product safety and efficacy profile;
●	interruptions to supply chain continuity or commercial operations as a result of man-made or natural disasters; and
●	failure to maintain supply chain integrity against intentional and criminal acts.

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

Although Petros’ operations are based in the United States, it conducts certain business outside the U.S. and expects to continue to do so in the future. Currently, Petros possesses the rights to license, develop, market, sell and distribute Stendra® in Canada, South America, and India, and its VED products are also marketed internationally. The active pharmaceutical ingredient for Stendra® is produced in France and shipped to the United States in tablet form for packaging. One of the manufacturers of our medical devices is based in China, and Petros expects to expand contract manufacturing for certain of its products in Europe, the Middle East, and Northern Africa in the future. Any business that it conducts outside the United States will be subject to additional risks that may materially adversely affect its ability to conduct business in international markets, including:

●	the ability to receive any required regulatory authorizations to commercialize products internationally and the ability to comply with international regulatory requirements;
●	potentially reduced protection for intellectual property rights in certain other countries;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation or political instability, in particular foreign economies and markets;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting a product candidate and/or finished drug product supply or manufacturing capabilities abroad;
●	business interruptions resulting from geo-political actions, including war and terrorism or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
●	failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act.

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

In connection with the audit of its December 31, 2021 financial statements, Petros’ management identified the following deficiencies, which it considers to be “material weaknesses,” which, individually or in the aggregate, could reasonably result in a material misstatement in the Company’s financial statements:

●	Petros currently has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices. This restricts the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including timely and adequate review of schedules and analysis used in the financial close process and the documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. The Company should evaluate their significant processes to ensure the key controls are being carried out as designed;
●	The size of Petros’ accounting and IT department makes it impracticable to achieve an appropriate segregation of duties;
●	Petros does not have appropriate IT access related controls specifically:
o	Elevated privileges such as administrator access to financial systems are not always assigned to individuals who do not bear responsibility for performing financial reporting or posting financial transactions (for example IT personnel).
o	There is no limit to the number of password attempts allowed before an account becomes locked out.
o	There is no maximum length of days a password can be in use.

The Company should implement mitigating controls that would prevent or detect (in a timely manner) unauthorized transactions that might result.

Petros’ remediation efforts are ongoing and it will continue its initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening the internal control environment will require a substantial effort throughout 2022 and beyond, as necessary, and Petros will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Petros cannot guarantee that it will be successful in remediating the material weaknesses it identified or that its internal control over financial reporting, as modified, will enable it to identify or avoid material weaknesses in the future.

Petros cannot guarantee that its management will be successful in identifying and retaining appropriate personnel; that newly engaged staff or outside consultants will be successful in identifying material weaknesses in the future; or that appropriate personnel will be identified and retained prior to these deficiencies resulting in material and adverse effects on Petros’ business.

Risks Related to Petros’ Personnel

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

As Petros increases the number of products it owns or has the right to sell, it may need to increase personnel headcounts with respect to sales, marketing, product development, scientific, or administrative departments. In addition, to meet its obligations as a public company, it will need to increase its general and administrative capabilities. The management, personnel and systems currently in place may not be adequate to support this future growth. The need to effectively manage its operations, growth and various projects requires that it:

●	successfully attract and recruit new employees with the required expertise and experience;
●	successfully grow marketing, distribution and sales infrastructure; and
●	continue to improve operational, manufacturing, financial and management controls, reporting systems and procedures.

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

Product sponsors and their collaborators, including contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including:

●	restrictions on manufacturing or distribution, or marketing of such products;
●	restrictions on the labeling, including restrictions on the indication or approved patient population, and required additional warnings, such as black box warnings, contraindications, and precautions;
●	modifications to promotional pieces;
●	issuance of corrective information;
●	requirements to conduct post-marketing studies or other clinical trials;
●	clinical holds or termination of clinical trials;
●	requirements to establish or modify a REMS or a similar strategy;
●	changes to the way the product is administered;
●	liability for harm caused to patients or subjects;
●	reputational harm;
●	the product becoming less competitive;
●	warning, untitled, or cyber letters;
●	suspension of marketing or withdrawal of the products from the market;
●	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;
●	refusal to approve pending applications or supplements to approved applications;
●	recalls of products;

●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of products;
●	product seizure or detention;
●	FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or
●	injunctions or the imposition of civil or criminal penalties, including imprisonment.

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

Although external penile rigidity devices have been eligible for an exemption from 510(k) clearance requirements since 2004 if they comply with applicable special controls, Petros’ VEDs were originally approved under a 510(k) clearance prior to such exemption. There may, thus, be confusion and/or inconsistencies between FDA and Petros and/or among regulatory inspectors and other officials regarding the extent to which Petros’ VEDs must comply with the special controls established for 510(k)-exempt VEDs. Petros’ VEDs are currently marketed in accordance with their respective 510(k) summaries, as Petros does not believe they have undergone any modification or been marketed beyond their 510(k)-cleared indications, such that they would need to comply with the applicable special controls, rather than their original 510(k) clearances, to lawfully remain on the market. However, FDA may disagree with this position, and Petros could be subject to enforcement action and/or subject to additional regulatory requirements, which may have an adverse effect on its business. To the extent Petros’ VEDs are (currently or in the future) not manufactured or marketed in accordance with their original 510(k) summaries and, thus, must adhere to the FDA’s special controls for external penile rigidity devices to lawfully remain on the market, there may be substantial costs, time, and resources devoted to bringing the VEDs into, and maintaining, compliance with such special controls, given the number and nature of the applicable requirements. For example, to be 510(k)-exempt, VEDs (that are not marketed under a valid 510(k) clearance) must have certain design features, such as a manual safety mechanism and meet precise requirements with regard to vacuum level, shape and surface design, and electrical safety. The special controls also contain detailed labeling requirements, including numerous specified warnings and precautions.

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

For each product candidate, Petros must demonstrate safety and efficacy in humans, obtain regulatory approval in one or more jurisdictions, obtain manufacturing supply capacity and expertise, and substantially invest in marketing efforts before it is able to generate any revenue from such product candidate. The success of Petros’ product candidates, and H100™ in particular, will depend on several factors, including the following:

●	approval of H100™ or other products by the FDA;
●	successful enrollment in, and completion of, clinical trials, the design and implementation of which are agreed to by the applicable regulatory authorities, and the conduct of clinical trials by contract research organizations (“CROs”) to successfully conduct such trials within Petros’ planned budget and timing parameters and without materially adversely impacting its trials;
●	successful data from its clinical and preclinical programs that support an acceptable risk-benefit profile of its product candidates in the intended populations to the satisfaction of the applicable regulatory authorities;
●	timely receipt, if at all, of regulatory approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers, as applicable, for continued clinical supply and commercial manufacturing;

●	successful development of Petros’ manufacturing processes and transfer to new third-party facilities to support future development activities and commercialization that are operated by contract manufacturing organizations in a manner compliant with all regulatory requirements;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for Petros’ product candidates;
●	successful commercial launch of Petros’ other product candidates, if and when approved;
●	acceptance of Petros’ products, if and when approved, by patients, the relevant medical communities and third-party payers;
●	effective competition with other therapies;
●	establishment and maintenance of adequate healthcare coverage and reimbursement;
●	Petros’ ability to avoid infringing upon the patent and other intellectual property rights of third parties;
●	enforcement and defense of intellectual property rights and claims;
●	continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trials or the elements of any post-marketing REMs that may be required by the FDA or comparable requirements in other jurisdictions to ensure the benefits of the product outweigh its risks; and
●	maintenance of a continued acceptable safety profile of the product candidates following approval.

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

Petros may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of other reasons, such as:

●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that Petros is able to execute;
●	delay or failure in obtaining authorization to commence a trial, including approval from the appropriate IRB, to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delays or failure in reaching agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
●	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
●	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
●	clinical sites and investigators deviating from the clinical protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
●	lack of adequate funding to continue a clinical trial, including unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials and increased expenses associated with the services of Petros’ CROs and other third parties;
●	clinical trials of Petros’ product candidates may produce negative or inconclusive results, and it may decide, or regulators may require Petros, to conduct additional nonclinical studies, clinical trials or abandon product development programs;
●	Petros’ third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to Petros in a timely manner, or at all;
●	the supply or quality of Petros’ product candidates or other materials necessary to conduct clinical trials of its product candidates may be insufficient;
●	the FDA or comparable foreign regulatory authorities may require Petros to submit additional data or impose other requirements before permitting it to initiate a clinical trial; or
●	changes in governmental regulations or administrative actions.

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

Patient enrollment may be affected if Petros’ competitors have ongoing clinical trials for product candidates that are under development for the same indications as Petros’ product candidates, and patients who would otherwise be eligible for its clinical trials instead enroll in clinical trials of its competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the condition under investigation;
●	patient eligibility criteria for the trial in question;
●	nature of the trial protocol;
●	Petros’ ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	perceived risks and benefits of the product candidate under study;
●	the occurrence of adverse events attributable to Petros’ product candidates;
●	efforts to facilitate timely enrollment in clinical trials;
●	the number and nature of competing products or product candidates and ongoing clinical trials of competing product candidates for the same indication;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	continued enrollment of prospective patients by clinical trial sites.

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

Reliance on third parties for development activities will reduce Petros’ control over these activities. Nevertheless, Petros is responsible for ensuring that its studies are conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards. Regulatory authorities enforce their requirements through periodic inspections of trial sponsors, clinical and preclinical investigators, and trial sites. Any failure to comply with the applicable regulatory requirements, may subject Petros or its third-party service providers to enforcement or other legal actions, the data generated in trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require the performance of additional studies.

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

Petros is subject to healthcare statutory and regulatory requirements and oversight by federal and state governments, as well as foreign governments in the jurisdictions in which it conducts its business. Physicians, other healthcare providers and third-party payers will play a primary role in the recommendation, prescription and use of any product candidates for which Petros has, or in the future obtains, marketing approval. Petros’ arrangements with such third parties are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain its business or financial arrangements and relationships through which it markets, sell and distributes any products for which it may obtain marketing approval, including potential exclusion from federal healthcare programs and debarment from federal government contracts. Restrictions under applicable domestic and foreign healthcare laws and regulations include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	U.S. federal false claims, false statements and civil monetary penalties laws, including the U.S. False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, including false statements regarding compliance with regulations material to payment by government programs for drugs and medical supplies, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; actions may be brought by the government or a whistleblower and may include an assertion that a claim for payment by federal healthcare programs for items and services which results from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) that imposes liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	analogous state and foreign laws and regulations relating to healthcare fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers;
●	the U.S. federal physician payment transparency requirements under the Physician Payments Sunshine Act of 2010, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare or Medicaid, to report to the Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value, such as payments and transfers of value to physicians and teaching hospitals (and, beginning in 2021, for transfers of value to other healthcare providers), as well as the ownership and investment interests of physicians and their immediate family members;
●	analogous state and foreign laws that require companies to track, report and disclose to the government and/or the public information related to payments, gifts, and other transfers of value or remuneration to physicians and other healthcare providers, marketing activities or expenditures, or product pricing or transparency information, or that require companies to implement compliance programs that meet certain standards or to restrict or limit interactions between manufacturers and members of the healthcare industry;
●	the U.S. federal laws that require manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal healthcare programs;
●	HIPAA, which imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
●	state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Petros and its employees, as well as its contractors, must comply with applicable regulatory requirements and restrictions relating to marketing and advertising. If we are unable to maintain compliant and adequate sales and marketing capabilities, including training Petros’ new sales personnel (including sales contractors) regarding applicable regulatory requirements and restrictions, we may not be able to increase Petros’ product revenue, may generate increased expenses, and may be subject to regulatory investigations and enforcement actions.

Petros’ commercial efforts, including its sales and marketing efforts, must comply with various laws and regulations. Under applicable FDA marketing regulations, prescription drug promotions must be consistent with and not contrary to labeling, present “fair balance” between risks and benefits, be truthful and not false or misleading, be adequately substantiated (when required), and include adequate directions for use. Additionally, Petros’ marketing activities may be subject to enforcement by the Federal Trade Commission, state attorneys general, and consumer class-action liability if it engages in any practices that appear misleading or deceptive to the applicable agencies or consumers.

In addition to the requirements applicable to approved drug products, Petros may also be subject to enforcement action in connection with any promotion of an investigational new drug. A sponsor or investigator, or any person acting on behalf of a sponsor or investigator, may not represent in a promotional context that an investigational new drug is safe or effective for the purposes for which it is under investigation or otherwise promote the therapeutic candidate.

If the FDA investigates Petros’ marketing and promotional materials or other communications and finds that any of its current or future commercial products are being marketed or promoted in violation of the applicable regulatory restrictions, Petros could be subject to FDA enforcement action. Any enforcement action (or related lawsuit, which could follow such action) brought against Petros in connection with alleged violations of applicable drug promotion requirements, or prohibitions, could have an adverse effect on its reputation, business, financial condition or results of operations, as well as the reputation of any approved drug products it may commercialize or promote in the future. In addition, in some areas, Petros may also be reliant on third parties’ compliance with such regulations.

Moreover, laws and regulations covering commercialization activities in the pharmaceutical industry are constantly changing, and Petros will need to continually update and adjust its policies and sales and marketing and commercialization activities to meet legal and regulatory requirements. Its ability to comply with legal and regulatory requirements at any time in time does not guarantee it will continue to be able to comply in the future.

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

Petros’ long-term success largely depends on its ability to market technologically competitive products. Petros relies and expects to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect its intellectual property and proprietary rights. If Petros or its licensors fail to obtain and maintain adequate intellectual property protection, it may not be able to prevent third parties from launching generic or biosimilar versions of its branded products using its proprietary technologies or from marketing products that are very similar or identical to those of Petros. In addition, the patents Petros has licensed may not contain claims sufficiently broad to protect it against third parties with similar technologies or products or provide Petros with any competitive advantage, including exclusivity in a particular product area. Petros may be subject to challenges by third parties regarding its or its licensors’ intellectual property, including, among others, claims regarding validity, enforceability, scope and effective term.

Petros’ ability to enforce its in-licensed patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights, and the extent to which certain sovereigns may seek to engage in policies or practices that may weaken its intellectual property framework (e.g., a policy of routine compulsory licensing (or threat of compulsory licensing) of pharmaceutical intellectual property). Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. As such, Petros may have difficulty protecting its proprietary rights in these foreign countries.

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

Furthermore, in some cases, Petros may rely on its licensors to conduct patent prosecution, patent maintenance, or enforce patents on its behalf. Therefore, Petros’ ability to ensure that these patents are properly prosecuted, maintained, or defended may be limited, which may adversely affect Petros’ rights to the licensed technology. Failure by a licensor to properly conduct patent prosecution, maintenance, or enforcement could materially harm Petros’ ability to obtain suitable patent protection to cover its commercial products, thereby potentially reducing Petros’ royalties from any sublicensee and/or limiting the patent barrier to competition.

Petros may be involved in lawsuits to protect or enforce its patents, which could be expensive and time consuming.

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. Petros may become subject to infringement claims or litigation arising out of patents and pending applications of its competitors, additional interference proceedings declared by the United States Patent and Trade Office (“USPTO”) to determine the priority of inventions, or post-grant review, inter parties review, or re-examination proceedings filed with the USPTO. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce Petros’ licensed patents, to protect its trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in litigation or USPTO post-issuance interference proceedings to which Petros may become a party could subject it to significant liabilities, require it to obtain licenses from third parties, restrict or prevent it from selling its products in certain markets, dissuade companies from collaborating with it, or permit third parties to directly compete with it. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe Petros’ licensed patents and Petros may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of Petros’ size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent Petros has licensed is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that Petros’ licensed patents do not cover the other party’s technology. An adverse determination of any litigation or defense proceedings could put one or more of Petros’ licensed patents at risk of being invalidated or interpreted narrowly.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or USPTO post-issuance proceedings, there is a risk that some of Petros’ confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments.

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

Petros has made, and in the future may continue to make, strategic acquisitions including licenses of third-party products. However, it may not be able to identify suitable acquisition and licensing opportunities. It may pay for acquisitions and licenses with equity or with convertible securities. In addition, acquisitions or licenses may expose Petros to operational challenges and risks, including:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations and financial reporting and accounting control systems into our business;
●	increased indebtedness and contingent purchase price obligations associated with an acquisition;
●	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions or unforeseen internal difficulties;
●	the availability of funding sufficient to meet increased capital needs;
●	diversion of management’s attention; and

●	the ability to retain or hire qualified personnel required for expanded operations.

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

Risks Related to Petros’ Common Stock

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

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards.

In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find the Company Common Stock less attractive as a result, there may be a less active trading market for the Company Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We could remain an “emerging growth company” until the earliest to occur of earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2025; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Almost all of our outstanding shares of common stock, as well as a substantial number of shares of our common stock underlying outstanding options and warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act, or an effective registration statement. We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Pursuant to the shelf registration statement on Form S-3 filed on January 29, 2021, we may sell up to $100,000,000 of our equity securities over the next several years, and approximately $82,540,022 of our equity securities is available for sale under such registration statement. Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in the recent past. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares of our common stock at a desired price.

JCP III SM AIV, L.P. maintains the ability to significantly influence all matters submitted to Petros’ stockholders for approval.

As of March 31, 2022, JCP III SM AIV, L.P. and its affiliates, in the aggregate, own approximately 27.57% of the issued and outstanding common stock of the Company. As a result, if these stockholders were to choose to act together, they could be able to significantly influence all matters submitted to Petros’ stockholders for approval, as well as Petros’ management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors or the approval of any merger, consolidation or sale of all or substantially all of Petros’ assets. This concentration of voting power could delay or prevent an acquisition of Petros on terms that other stockholders may desire.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal executive offices are located in New York, New York. We lease approximately 5,600 square feet of office space in Manalapan, New Jersey (“Manalapan Office”). On November 30, 2021, the Company entered into a sublease with respect to its Manalapan Office that has a term beginning January 10, 2022 and continuing until the expiration of our lease on August 30, 2024. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed.

ITEM 3.LEGAL PROCEEDINGS

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 15 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Form 10-K is incorporated by reference herein.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed for trading on The Nasdaq Stock Market (“Nasdaq”) under the ticker symbol “PTPI.”

Holders

As of March 31, 2022, there were approximately 181 holders of record of our common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Metuchen was founded by Joseph J. Krivulka, an experienced pharmaceutical executive who held several key leadership positions at leading pharmaceutical companies such as Mylan Laboratories Inc. and its subsidiary Bertek Inc., and was also the co-founder of Reliant Pharmaceuticals, which was sold to GlaxoSmithKline in 2007 for $1.65 billion. During the period from Metuchen’s inception in 2016 through 2018, the founder decided to outsource the sales and marketing function to an affiliated contractor. The level of performance expected from this affiliated contractor was not realized. In 2018, the founder passed away which caused significant disruption to the business. In 2019, Metuchen terminated the relationship with this affiliate contractor and established its own internal sales, marketing, and trade distribution functions for Stendra®. Also in 2019, Metuchen deployed a specialized key account sales model augmented by a national non-personal promotion campaign reaching nearly 30,000 healthcare professionals. Metuchen also enhanced its digital campaigns designed to create awareness among patients and its partners. Additionally, Metuchen engaged in a wide array of specialty medical conferences including presentations at educational product theaters and launched a national savings coupon for enhanced product access. We believe that these activities have established a framework for growth. Following a year of internal management of marketing, sales and trade distribution functions, we believe the Company is well-positioned for a strong, multi-channel sales and marketing campaign.

In addition to Stendra®, Petros’ ED portfolio also includes external penile rigidity devices, namely VEDs, which are sold domestically and internationally. In addition to ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, Petros acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity. Petros is also currently conducting non-clinical consumer studies in connection with the contemplated pursuit of FDA approval for Stendra® for over-the-counter (“OTC”) use in treating ED. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, and $200,000 on December 23, 2021.

Impact of COVID-19

The World Health Organization (“WHO”) declared the coronavirus COVID-19 (“COVID-19”) a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants, such as the Delta and the Omicron variants, will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2022 and beyond.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians had prevented in-person visits by sales representatives to physicians’ offices. The Company had taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continued to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices and as of December 31, 2021, they remain closed, with the Company’s employees continuing their work remotely. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed. In addition, since the beginning of the COVID-19 pandemic, we have experienced a shift from in-person sales to online, telehealth-based sales. These online sales generally have lower gross margins than in-person sales, which has impacted our net revenues.

Nature of Operations and Basis of Presentation

Petros was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020.

On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.), a Delaware corporation (“Synaptogenix” and a wholly-owned subsidiary of Neurotrope prior to the spin-off) and (ii) holders of record of Neurotrope common stock, par value $0.0001 per share, Neurotrope preferred stock, par value $0.001 per share and certain warrants as of November 30, 2020 received a pro rata distribution of common stock of Synaptogenix, resulting in a separate, independent publicly traded company.

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement on September 30, 2016, which has since been terminated, effective as of September 30, 2021. Following the termination of the Vivus Supply Agreement, Petros, through its subsidiary Metuchen, entered into a Technology Transfer Service Agreement on January 20, 2022 with Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific (“Patheon”), pursuant to which the Company and Patheon agreed to collaborate as strategic partners for commercial production of Stendra® tablets at Patheon’s facilities in Cincinnati, Ohio. Under the Agreement, Patheon or one of its affiliates will provide pharmaceutical development and technology transfer services in order to establish and validate its ability to manufacture supply of the Company’s Stendra® product. Any commercial sale of product manufactured during the performance of the Agreement must be subject to a subsequent commercial manufacturing services agreement (with associated quality agreement) between the parties before it can be offered for commercial sale.

The license agreement between MTPC and Vivus contains certain termination rights that will allow MTPC to terminate the agreement if Vivus were to breach any of the terms of the MTPC License or become insolvent or bankrupt. In the event that MTPC terminates the MTPC License with Vivus because of any contractual breach the Company has step-in rights with MTPC, which would allow the Company to continue to sell Stendra®.

On March 27, 2018, the Company entered into a Sublicense Agreement with Acerus Pharmaceuticals Corporation (“Acerus”) whereby the Company granted to Acerus an exclusive sublicense in Canada for, among other things, the development and commercialization of Stendra® avanafil for a one-time fee of $100,000. The Company was entitled to receive an additional fee of $400,000 if Stendra® is approved by Canadian regulators, as well as commercial milestone payments and royalty fees of 12% of net sales. However, in April 2020 Health Canada issued a Notice of Deficiency (“NOD”) against the New Drug Submission. Metuchen and Acerus are currently renegotiating modified terms to the sub-license agreement and the pathway required to address the deficiency noted by Health Canada.

In March 2020, we entered into the Hybrid License for the development and commercialization of H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and additional payments of $250,000, with additional annual milestone payments of $125,000, $150,000, and $200,000 on each of the first, second and third anniversaries of the entry into the Hybrid License and $250,000 annual payments due thereafter. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the License Agreement) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, and $200,000 on December 23, 2021.

Vivus Settlement Agreement, Promissory Note and the Security Agreement

On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note. The Company will record the impact of this transaction, including the expected gain in the first quarter of 2022.

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions. Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Under the Vivus Settlement Agreement Vivus also agreed to release the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order upon the Company’s satisfaction of the remaining regulatory submission requirements (not to exceed 180 days from the date of the Vivus Settlement Agreement). The Vivus Settlement Agreement stipulated that Vivus is the sole owner of all API unless or until such time as certain quantities of API are shipped to the Company upon the fulfillment of the aforementioned payment conditions.

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default.

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

The most significant sales deductions relate to contract returns, contract rebates and coupon redemptions, and distribution service fees (“DSA fees”). Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation are required in developing the foregoing and other relevant assumptions.

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

Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable markets.

Level 3 — Unobservable inputs which are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock. The Company estimated their fair value using the Monte Carlo Simulation approach as of December 31, 2021 and December 31, 2020. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has determined that no impairment exists as of December 31, 2021. As indicators of impairment exist as of December 31, 2021, the Company prepared an undiscounted cash flow analysis. This analysis includes projections of future revenue and expenses, which if not achieved could result in future impairment charges. These projections include continued significant sales growth based in part on the increase in revenue in 2021, along the expectation of higher sales volume resulting from increased product availability as a result of the Vivus settlement. Additionally, we are planning to invest in research and development pursuant to our Non-Prescription / Over-The-Counter ("OTC") Strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

The impact on our results of operations of the COVID-19 pandemic and related changes in economic conditions, including changes to consumer spending resulting from the rapid rise in local and national unemployment rates, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations as a company. The extent to which the COVID-19 pandemic, and the emergence of new variants, will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. The COVID-19 pandemic could also increase the degree to which our results, including the results of our business segments, fluctuate in the future.

Years ended December 31, 2021 and December 31, 2020

The following table sets forth a summary of our statements of operations for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Net sales	$7,811,264	$9,559,469
Cost of sales	1,599,566	4,046,466
Gross profit	6,211,698	5,513,003

Operating expenses:
Selling, general and administrative	15,593,233	15,674,968
Research and development	1,788,491	459,636
Depreciation and amortization expense	6,877,990	6,660,438
Total operating expenses	24,259,714	22,795,042

Loss from operations	(18,048,016)	(17,282,039)

Change in fair value of derivative liability	9,430,000	(1,680,000)
Interest expense, senior debt	(368,660)	(1,323,424)
Interest expense, related party term loans	—	(1,727,455)
Loss before income taxes	(8,986,676)	(22,012,918)

Income tax benefit	—	(1,426,993)
Net loss	$(8,986,676)	$(20,585,925)

Net Sales

Net sales for the year ended December 31, 2021 were $7,811,264, composed of $4,605,043 of net sales from Prescription Medicines and net sales of $3,206,221 from Medical Devices.

Net sales for the year ended December 31, 2020 were $9,559,469, composed of $6,357,498 of net sales from Prescription Medicines and net sales of $3,201,971 from Medical Devices.

For the year ended December 31, 2021, gross sales to customers representing 10% or more of the Company’s total gross sales included five customers that represented approximately 27%, 22%, 16%, 13%, and 11% of total gross sales.

For the year ended December 31, 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 85% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the five main customers as described above, which collectively accounted for approximately 98% of Stendra® net sales for the year ended December 31, 2021. Individually, sales to the five main customers, accounted for 30%, 25%, 17%, 14%, and 12% of Stendra® gross sales for the year ended December 31, 2021.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $1,748,205, or 18% lower during year ended December 31, 2021 than in the same period in 2020 consisting of a $1,752,455 decrease in the net sales of Stendra® and a $4,250 increase in Medical Device Sales. The decrease in net sales of Stendra® was primarily due to increased wholesaler returns related to the sale of short dated product and increased coupon redemptions to support higher wholesale demand as the Company worked to resolve its supply chain challenges. The increase in net sales for Medical Devices included an increase in international sales of VED systems partially offset by a decreased in domestic sales of VED systems.

Cost of Sales

Cost of sales for the year ended December 31, 2021 were $1,599,566, composed of a benefit of $577,795 of cost of sales for our Prescription Medicines segment and $1,021,771 for our Medical Devices segment.

Cost of sales for the year ended December 31, 2020 were $4,046,466 composed of $3,083,417 of cost of sales for our Prescription Medicines segment and $963,049 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the year ended December 31, 2021 consisted of 76% third-party product cost of sales, 38% royalty expenses and 11% 3PL order fulfillment and shipping expenses, which was partially offset by a 25% release of a portion of the inventory obsolescence reserve.

Cost of sales for the Medical Device segment for the year ended December 31, 2021 consisted of 88% raw materials 10% production labor and 2% other cost of goods sold.

Cost of sales decreased by $2,446,900 or 60% during the year ended December 31, 2021 compared to the same period 2020. For the years ended December 31, 2021 and 2020, cost of sales as a percentage of net sales were 20% and 42%, respectively. The decrease in cost of sales as a percentage of net sales was a result of a release of a portion of   the inventory obsolescence reserve, decreased sales order fulfillment costs (on a per unit basis) and decreased amortization expense due to the inventory step-up asset being fully amortized in December 2020.

Gross Profit

Gross profit for the year ended December 31, 2021 was $6,211,698 or 80%, composed of $4,027,248 of gross profit from Prescription Medicines and $2,184,450 from Medical Devices. Gross profit for the year ended December 31, 2020 was $5,513,003 or 58%, composed of $3,274,081 of gross profit from Prescription Medicines and $2,238,922 from Medical Devices. The increase in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2021 were $15,593,233, composed of $6,473,482 of selling, general and administrative expenses of our Prescription Medicines segment, $2,620,403 of selling, general and administrative expenses of our Medical Devices segment and $6,499,348 of general corporate expenses.

Selling, general and administrative expenses for the year ended December 31, 2020 were $15,674,968, composed of $8,784,716 of selling, general and administrative expenses of our Prescription Medicines segment, $2,204,448 of selling, general and administrative expenses of our Medical Devices segment and $4,865,804 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $81,735 or 0.5% during the year ended December 31, 2021 compared to the same period of 2020. Decreased selling, general and administrative expenses were primarily driven by lower payroll expenses resulting from decreased headcount of $2,462,510, decreased direct marketing expenses of $1,162,273 as management sought to reduce expenses to improve operational efficiencies and decreased other operating expenses of $390,551, partially offset by increased costs associated with being a public company of $2,628,449 and non-cash stock-based compensation expense of $1,305,150.

Research and development

Research and development expenses for the year ended December 31, 2021, were $1,788,491 and $459,636 for the comparable 2020 period in the Prescription Medicines segment.

Research and development expenses for the Prescription Medicines segment for the year ended December 31, 2021 are composed of $777,998 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter ("OTC") Strategies related to Stendra®, $950,000 for upfront licensing fees, and $60,493 for legal fees related to the H100 license acquired in March 2020. Research and development expenses for Prescription Medicines segment for the year ended December 31, 2020 are composed of $66,895 for consulting fees, $100,000 for upfront licensing fees, $250,000 for licensing fee extension payments, and $42,741 for legal fees related to the H100™ license acquired in March 2020.

Research and development expenses increased by $1,328,855 or 289% during the year ended December 31, 2021, compared to the same period in 2020. Increased research and development expenses were primarily driven by increased licensing fees related to the H100 license acquired in March 2020 and increased consulting fees related to the Company’s Non-Prescription / Over-The-Counter ("OTC") Strategies related to Stendra®.

Depreciation and amortization

Depreciation and amortization expenses for the year ended December 31, 2021 were $6,877,990, composed of $5,564,499 of depreciation and amortization expenses of our Prescription Medicines segment and $1,313,491 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $9,430,000 represents the change in fair value of the derivative during the year ended December 31, 2021, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout would be met.

Interest expense, senior debt

Interest expense, senior debt for the year ended December 31, 2021 was $368,660 consisting of interest payments on our senior debt, with a weighted average balance of $3,066,505. Interest expense, senior debt for the year ended December 31, 2020 was $1,323,424, consisting of interest payments on our senior debt, with a weighted average balance of $9,574,020. The decrease of $954,764 or 72% was due to the pay down and full repayment of the senior debt and decreased weighted average interest rate subsequent to December 31, 2020.

Interest expense, subordinated related party term loans

There was no interest expense, subordinated related party term loans for the year ended December 31, 2021. During 2020, the Company borrowed additional subordinated related party term loans in aggregate principal amount of $15.5 million. The subordinated related party term loans were converted into shares of the Company’s common stock with the consummation of the Mergers on December 1, 2020. Accordingly, there was no principal balance of the subordinated related party term loans or accrued PIK interest as of December 31, 2021.

Income tax expense (benefit)

Income tax expense for the year ended December 31, 2021 was $0 compared to income tax benefit of $1,426,993 for the year ended December 31, 2020. The income tax expense was primarily attributed to the operations of the Medical Device segment, specifically Timm Medical, which is now included in the Company’s consolidated group.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $23,847,572 at December 31, 2021, compared to $17,139,694 at December 31, 2020.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2021, we had cash of $23.8 million, negative working capital of $0.4 million, and an accumulated deficit of $70.7 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. The terms of this promissory note are discussed in the section titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement” above. The Company believes the cash on hand is sufficient to fund its operations and debt service through at least March 31, 2023, however for periods after March 31, 2023, the Company may need to raise additional funds or curtail certain discretionary expenditures in order to maintain an appropriate level of cash to fund our operations. While we are optimistic that we will be successful in our efforts to achieve our plans, there can be no assurances that we will be successful in doing so.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from the Mergers: revenues from product sales; private sales, registered offerings and private placements of equity securities and proceeds received from the issuance of convertible debt, as described below.

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

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the Hybrid License was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was paid within seven calendar days of entering into the second letter agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, and $200,000 on December 23, 2021.

The Company also expects to incur approximately $14 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval, including approximately $10 million for clinical trials and $4 million of other expenses. The Company anticipates funding these future expenses through additional capital raises or issuance of debt, until revenues become sufficient to cover these ongoing expenses.

October 2021 Financing

On October 13, 2021, we entered into a Securities Purchase Agreement (the “October SPA”) with certain accredited and institutional investors, pursuant to which we sold 3,323,616 shares of our common stock in a registered direct offering (the “October RD”) at an offering price of $1.715 per share and associated October Warrant (as defined below). Also pursuant to the October SPA, in a concurrent private placement (together with the October RD, the “October Offering”), the Company sold to the purchasers warrants to purchase up to an aggregate of 3,323,616 shares of common stock at an exercise price of $1.715 per share (the “October Warrants”). The October Warrants became exercisable immediately upon the closing of the October Offering on October 18, 2021 and will expire five years following that date. In connection with the October Offering, the Company issued warrants to purchase 130,000 shares of common stock to Katalyst as compensation for financial advisory services. The Company received net proceeds from the October Offering, after deducting fees and other offering expenses payable by the Company, of approximately $5.5 million.

The October Warrants and the warrants issued to Katalyst in connection with the October Offering were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. Each purchaser represented that it was an “accredited investor” (as defined by Rule 501 under the Securities Act).

November 2021 Financing

On November 29, 2021, we entered into a Securities Purchase Agreement (the “November SPA”) with certain accredited and institutional investors, pursuant to which we sold 2,153,333 shares of our common stock in a registered direct offering (the “November RD) at an offering price of $3.00 per share and associated November Warrant (as defined herein). Also pursuant to the November SPA, in a concurrent private placement (together with the November RD, the “November Offering”), the Company sold to the purchasers (i) 1,180,000 unregistered shares of the Company’s common stock (the “November PIPE Shares) at an offering price of $3.00 per share and associated November Warrant and (ii) the warrants to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $3.50 per share (the “November Warrants”). The November Warrants became exercisable immediately upon the closing of the November Offering on December 2, 2021 and will expire five years following that date. In connection with the November Offering, the Company issued warrants to purchase 150,000 shares of common stock to Katalyst as compensation for financial advisory services. The Company received net proceeds from the November Offering, after deducting fees and other offering expenses payable by the Company, of approximately $9.3 million.

The November PIPE Shares, the November Warrants, and the warrants issued to Katalyst in connection with the November Offering were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. Each purchaser represented that it was an “accredited investor” (as defined by Rule 501 under the Securities Act).

December 2021 Financing

On December 22, 2021, we entered into the Securities Purchase Agreement (the “December SPA”) with certain accredited and institutional investors, pursuant to which we sold 1,545,183 shares of our common stock in a registered direct offering (the “December RD) at an offering price of $3.43 per share and associated December Warrant (as defined herein). Also pursuant to the December SPA, in a concurrent private placement (together with the December RD, the “December Offering”), the Company sold to the purchasers (i) 641,406 unregistered shares of the Company’s common stock (the “December PIPE Shares) at an offering price of $3.43 per share and associated December Warrant and (ii) the warrants to purchase up to an aggregate of 1,639,942 shares of common stock at an exercise price of $3.50 per share (the “December Warrants”). The December Warrants became exercisable immediately upon the closing of the December Offering on December 27, 2021 and will expire five years following that date. In connection with the December Offering, the Company issued warrants to purchase 110,000 shares of common stock to Katalyst as compensation for financial advisory services. The Company received net proceeds from the December Offering, after deducting fees and other offering expenses payable by the Company, of approximately $6.9 million.

The December PIPE Shares, the December Warrants, and the warrants issued to Katalyst in connection with the December Offering were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. Each purchaser represented that it was an “accredited investor” (as defined by Rule 501 under the Securities Act).

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

Debt

Vivus Note

As noted above, in January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 as part of the settlement. For more information, see the section above titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement.”

Senior Debt

On September 30, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), for a $35 million term loan. The Loan Agreement included an additional Payable-In-Kind (“PIK”) interest that increases the outstanding principal on a monthly basis at an annual rate of 1.35% and a $787,500 end of term charge. The end of term charge was being recognized as interest expense and accreted over the term of the Loan Agreement, as amended, using the effective interest method. We refer to the amounts available under the credit facility with Hercules as Senior Debt.

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

Effective April 13, 2020, the Company and Hercules entered into Amendment No. 2 to the Loan Agreement, (the “Second Amendment”), to extend the maturity date to December 1, 2021, if the Company should raise at least $20 million through an equity or debt financing or other transaction. All previously accrued PIK interest was added to principal, and no further PIK interest would accrue. The cash interest accrued at a rate of the greater of (i) the prime rate reported in the Wall Street Journal plus 11.50% minus 4.25% and (ii) 11.50%. The end of term charge of $1,068,750 was partially extended with $534,375 due on October 1, 2020, and $534,375 due on February 1, 2021. The Company incurred a $50,000 amendment fee upon closing of the Second Amendment.

Effective September 30, 2020, the Company and Hercules entered into Amendment No. 3 to the Loan Agreement (the “Third Amendment”) to provide for interest only payments commencing on October 1, 2020 and continuing through December 22, 2020. The Third Amendment also amended the minimum cash, minimum net revenue and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P., an affiliate of JCP Investor, Hercules, and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow certain funds in an aggregate amount equal to certain principal payments owed under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt had a maturity date of December 1, 2021.

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

In connection with the entry into the Merger Agreement on May 17, 2020, the JCP Investor, Neurotrope and Metuchen entered into a Note Conversion and Loan Repayment Agreement pursuant to which, the JCP Investor agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest of the Company held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock in connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated. Accordingly, the principal balance of the Subordinated Promissory Notes and accrued PIK interest was $0 as of December 31, 2021.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(11,862,031)	$(15,305,325)
Net cash used in investing activities	—	(4,633)
Net cash provided by financing activities	18,569,909	30,303,840
Net increase in cash	$6,707,878	$14,993,882

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $11,862,031, which primarily reflected our net loss of $8,986,676, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $1,111,405 consisting primarily of depreciation and amortization, changes in the fair value of derivative liability and stock compensation, and changes in operating assets and liabilities of $1,736,950.

Net cash used in operating activities for the year ended December 31, 2020 was $15,305,325, which primarily reflected our net loss of $20,585,925, more than offset by adjustments to reconcile net loss to net cash provided by operating activities of $10,881,149 consisting primarily of depreciation and amortization, non-cash paid-in-kind interest and amortization of deferred financing costs and debt discount, and changes in operating assets and liabilities of $5,600,549.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,653 for the year ended December 31, 2020, related to the acquisition of fixed assets. No cash was used in investing activities for the year ended December 31, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities was $18,569,909 for the year ended December 31, 2021, consisting of net proceeds from the issuance of common stock of $21,745,003 and proceeds from the exercise of warrants of $4,012,435 offset by payments of senior debt of $6,653,292 and a payment for the senior debt end-of-term fee of $534,237.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and

●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the years ended December 31, 2021 and 2020.

	For the Years Ended
	December 31,
	2021	2020
Net loss	$(8,986,676)	$(20,585,925)
Interest expense, senior debt	368,660	1,323,424
Interest expense, related party term loans	—	1,727,455
Income tax expense (benefit)	—	(1,426,993)
Depreciation and amortization expense	6,877,990	6,660,438
EBITDA	(1,740,026)	(12,301,601)
Change in fair value of derivative liability	(9,430,000)	1,680,000
Adjusted EBITDA	$(11,170,026)	$(10,621,601)

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

The following table presents a reconciliation of net sales to gross billings for the years ended December 31, 2021 and 2020.

	For the Years Ended
	December 31,
	2021	2020
Net Sales	$7,811,264	$9,559,469
Product Returns	8,342,505	1,177,473
Contract Rebates	3,386,406	3,772,001
Chargebacks	304,301	1,378,742
Cash Discounts	438,515	274,592
Distribution Service Fees	2,023,768	1,887,334
Coupon Redemptions	7,910,032	2,690,357
Gross Billings	$30,216,791	$20,739,968

Gross billings has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended December 31, 2021, and December 31, 2020 are included beginning on Page F-1 immediately following the signature page to this Annual Report. See Item 15 for a list of the financial statements included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of its assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.

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

As of December 31, 2021, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles (“GAAP”) as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

●	Petros currently has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices. This restricts the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including timely and adequate review of schedules and analysis used in the financial close process and the documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. The company should evaluate their significant processes to ensure the key controls are being carried out as designed;
●	The sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties;
●	Petros does not have appropriate IT access related controls, specifically:
o	Elevated privileges such as administrator access to financial systems are not always assigned to individuals who do not bear responsibility for performing financial reporting or posting financial transaction (e.g., IT personnel).
o	There is no limit to the number of password attempts allowed before an account becomes locked out.
o	There is no maximum length of days a password can be in use.

The Company should implement mitigating controls that would prevent or detect (in a timely manner) unauthorized transactions that might result.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we effected certain measures including additional closing procedures, hiring of additional financial personnel and consultants, and other review and approval processes by our management team. The remediation efforts will include the implementation of additional controls to ensure all risks have been addressed. Preparation of a GAAP disclosure checklist with appropriate review procedures will ensure that accounting guidance and disclosure requirements have been addressed. Third party contracts with key service providers will be updated to ensure that all control activities performed are defined as to service levels and appropriate review procedures of these services are implemented. We will, as resources permit, hire additional personnel to allow for segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has remediation plans that will be implemented in 2022.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management and Corporate Governance

Board of Directors

The Petros Board of Directors (the “Board”) is currently composed of five members of the Board (each, a “Director”). Under the amended and restated Bylaws of the Company, the number of Directors will be fixed from time to time by resolution of the Board or the stockholders at an annual meeting of the stockholders, and Directors serve until the next annual election and their successors are duly elected and qualified, or until their earlier resignation, removal or death.

Below is a list of the names, ages as of March 31, 2022 and position of the individuals who currently serve as our Directors.

Name	Age	Position
John D. Shulman	58	Executive Chairman of the Board
Joshua N. Silverman	51	Vice Chairman of the Board
Bruce T. Bernstein	57	Director
Gregory Bradley	61	Director
Wayne R. Walker	62	Director

Director Biographies

Information concerning our Directors is set forth below. The biographical description of each Director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a Director.

John D. Shulman — Mr. Shulman joined Petros as Executive Chairman of the Board in 2020. Mr. Shulman founded Juggernaut Capital Partners, LLP in 2009 and leads its Investment Committee. He has over 25 years of experience with private investments, primarily into the consumer, pharmaceutical and business services sectors. Previously, Mr. Shulman was a Managing Director from 2001 to 2009 at Allied Capital Corporation, where he was a member of the Management and Investment Committees. He sits on the following Boards of Directors or Managers: Amerex Group, Ceuta Group, Foundation Consumer Brands, Integrated Beverage Group, Puori ApS, VOSS of Norway AS, and ZOA Energy, LLC. Mr. Shulman received a B.S. in Finance from the University of Virginia. Mr. Shulman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Joshua N. Silverman — Mr. Silverman joined Petros as Vice Chairman of the Board in 2020. He is currently the Co-Founder and Managing Member of Parkfield Funding LLC, a member of the Board of Directors of Petros, and is a former Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”). Mr. Silverman served as Co-Chief Investment Officer of Iroquois from 2003 until July 2016. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. In the past five years, Mr. Silverman serves or has served on the boards of directors of Ayro Inc., Akers Bioscience, Inc., Marker Therapeutics, Inc., MGT Capital Investments Inc., National Holdings Corporation, MyMD Pharmaceuticals, Inc., Neurotrope, Inc., Protagenic Therapeutics, Inc., Synaptogenix, Inc. and TapImmune, Inc. Mr. Silverman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

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

Executive Officers

Below is a list of the names, ages as of March 31, 2022, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Fady Boctor, MBA	44	President and Chief Commercial Officer
Mitchell Arnold, MBA	58	Vice President of Finance and Chief Accounting Officer

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

Mitchell Arnold, M.B.A. — Mitchell Arnold has served as the Vice President of Finance and Chief Accounting Officer of Petros since 2021. Mr. Arnold has served as Vice President of Finance of the Company since 2019. Mr. Arnold brings to the Company over 30 years of experience in organizational leadership in finance and accounting roles at both public and private companies, where he was successful in improving financial performance, cash flows, accounting processes, SOX compliance and ERP systems. Prior to joining the Company, from 2011 to 2018, Mr. Arnold served as Vice President of Financial Accounting at Akrimax Pharmaceuticals, LLC where he provided strategic guidance of accounting and finance, treasury management, risk management and insurance, information technology and facilities management. Mr. Arnold holds a Master of Business Administration degree in Finance from Temple University and a Bachelor of Science degree in Accounting from Pennsylvania State University.

There is no arrangement or understanding between any of the directors or officers identified above and any other person pursuant to which he was selected as a director or officer. None of the directors or officers identified above is, or has been, a participant in any transaction involving the Company, and is not a participant in any proposed transaction with the Company, in each case, required to be disclosed pursuant to Item 404(a) of Regulation S-K, other than as described in the “Certain Relationships and Related Transactions, and Director Independence” section below.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our Directors and Director nominees has with Petros, either directly or indirectly. Based upon this review, our Board has determined that the following Directors and Director nominees are “independent directors” as defined by The Nasdaq Stock Market:

Joshua N. Silverman

Bruce T. Bernstein

Gregory Bradley

Wayne R. Walker

Board Committees

Our Board has established three committees, each of which is composed solely of independent directors:

●	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Silverman and Mr. Walker.
●	The Compensation Committee consists of Mr. Silverman, as Chairman, Mr. Bernstein and Mr. Walker.
●	The Nominating and Corporate Governance Committee consists of Mr. Walker, as Chairman, Mr. Bernstein and Mr. Bradley.

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

Audit Committee

Our Audit Committee provides oversight of our accounting and financial reporting process, the audit of our financial statements and our internal control function. Among other matters, the Audit Committee is responsible for the following:

●	appointment, compensation, and oversight the independent auditor’s services to the Company;
●	reviewing the scope of the annual audit and non-audit services of the independent auditor and reviewing and discussing with management and the independent auditor the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports filed with the SEC;
●	evaluating the independence of the independent auditors;
●	evaluating and discussing with management the adequacy and effectiveness of the Company’s accounting and internal control policies and procedures;
●	reviewing our risk assessment and risk management processes; and
●	establishing procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters.

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

The Audit Committee held five meetings in 2021. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Compensation Committee held two meetings in 2021. The Board has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee held one meeting in 2021. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors (including our principal executive officer and principal financial officer and principal accounting officer). Our Code of Ethics is available to security holders in the “Investors & Press’’ section on our website, http://www.petrospharma.com/investors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or
●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2021 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 11.EXECUTIVE COMPENSATION

The Board is responsible for evaluating and approving the compensation of executive officers. The major elements of Petros’ compensation program include:

●	base salary;
●	cash bonus incentive opportunities tied to Petros’ performance and certain employment agreements;
●	retirement benefits through a qualified defined contribution scheme (such as a 401(k) plan in the United States); and
●	other benefit programs generally available to all U.S. and non-U.S. employees that are customary and appropriate for the country in which the employee is operating.

Petros’ compensation objectives.

	Description	Performance/ Job Considerations	Primary Objectives
Base Salary	Fixed cash amount.	Increases based upon individual performance against goals, objectives and job criteria such as executive qualifications, responsibilities, role criticality, potential and market value.	Recruit qualified executives or personnel. Retention of personnel.
Cash Incentive Opportunity	Short-term incentive, annual bonus opportunities.	Amount of actual payment based on achievement of corporate financial goals, key strategic and operating objectives.	Promote achievement of short-term financial goals and strategic and operating objectives.
Retirement and Welfare Benefits	401(k) plan, health and insurance benefits.	None, benefits offered to broad workforce.	Recruit qualified employees.

Petros provides base salary based on the executive officers’ individual responsibilities and performance. Petros offers bonus opportunities to certain executive officers and employees based primarily on company performance. See “Employment Agreements” below. Petros’ compensation decisions and salary adjustments are generally evaluated on a calendar year basis.

Summary Compensation Table

The following table shows compensation awarded to, paid to or earned by, Petros’ principal executive officer and Petros’ two other most highly compensated executive officers during the fiscal years ended December 31, 2021 and 2020.

					Non-equity
					Incentive Plan
				Option	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Awards ($) (2)	($)	Compensation($) (3)	Total ($)
Fady Boctor	2021	350,000	125,000	658,340	—	44,481	1,177,821
President and Chief Commercial Officer	2020	275,725	125,000	—	—	67,125	467,850
Mitchell Arnold	2021	262,500	50,000	131,659	—	53,424	497,584
Vice President of Finance and Chief Accounting Officer	2020	236,250	50,000	—	—	68,384	354,634
Andrew Gesek(4)	2021	300,000	—	197,489	—	47,899	545,388
Former President, Timm Medical	2020	270,000	75,000	—	—	62,423	407,423

(1)	Reflects the second installment of a $250,000 bonus awarded to Mr. Boctor upon becoming the President and Chief Commercial Officer in 2020. See “Employment Agreements” below. Reflects a $50,000 bonus paid to Mr. Arnold in 2020.
(2)	For awards of stock options, the aggregate grant date fair value is computed based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date.
(3)	Amounts in this column reflect 401(k) contributions, insurance premiums (life, long term disability, short term disability, health, dental, and vision), and, for Mr. Arnold, car allowances. For 2021, this represents: for Mr. Boctor, $8,578 for contributions under Metuchen’s 401(k) plan and $35,903 of insurance premiums; for Mr. Arnold, $10,066 for contributions under Metuchen’s 401(k) plan and $43,358 of insurance premiums; and for Mr. Gesek, $9,135 for contributions under Metuchen’s 401(k) plan and $38,764 of insurance premiums. For 2020, this represents: for Mr. Boctor, $14,233 for contributions under Metuchen’s 401(k) plan and $52,892 of insurance premiums; for Mr. Arnold, $14,064 for contributions under Metuchen’s 401(k) plan, $52,820 of insurance premiums, and $1,500 as a car allowance; and for Mr. Gesek, $9,531 for contributions under Metuchen’s 401(k) plan and $52,892 of insurance premiums.
(4)	Mr. Gesek resigned from his position as President of Timm Medical Technologies, Inc., a wholly-owned subsidiary of the Company, effective February 28, 2022.

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

Andrew Gesek

On December 10, 2018, the Company entered into an employment agreement with Mr. Gesek, pursuant to which Mr. Gesek served as the Company’s Chief Operating Officer, until his resignation from the Company, effective February 28, 2022. Under his employment agreement, Mr. Gesek was entitled to an initial annual base salary of $300,000. Additionally, Mr. Gesek was eligible to receive a deferred cash signing bonus of $75,000 on January 15, 2019, an annual performance bonus with a target of up to 35% of his then-current base salary, contingent upon satisfaction of corporate performance goals, a retention bonus of $100,000 contingent upon satisfaction of corporate performance goals and Mr. Gesek’s continued employment with the Company as of the twelve (12) month anniversary of his start date, and an extension bonus of up to $75,000 payable in monthly installments between January and June 2020, contingent upon Mr. Gesek’s continued employment through June 30, 2020. The agreement also provided Mr. Gesek with the opportunity to earn ten percent (10%) of the net proceeds in excess of six million dollars ($6,000,000) of any sale of all or substantially all of Timm Medical Technologies or Pos-T-Vac, LLC or their constituent businesses, and to receive twenty percent (20%) of the gross profits (less direct expenses) of sales for the first twelve (12) months under a contract with the U.S. Department of Veterans Affairs, if he was able to secure such a contract in the first eighteen (18) months of the term of the employment agreement (the “VA Payment”).

Pursuant to Mr. Gesek’s employment agreement, upon termination of his employment without cause or his resignation for good reason (each as defined therein), Mr. Gesek was entitled to receive (i) his salary, accrued vacation and PTO through the termination date, and (ii) the VA Payment, if he has submitted a bid prior to termination and a contract is entered into within six (6) months of his termination.

On March 1, 2022, in connection with Mr. Gesek’s resignation, the Company and Mr. Gesek entered into a Severance and General Release Agreement (the “Severance Agreement”). Pursuant to the Severance Agreement, Mr. Gesek was entitled to receive a cash separation payment in the gross amount of $75,000.00, representing three months of Mr. Gesek’s base salary as of the date of his resignation, less applicable taxes and withholdings, payable in pro rata amounts over a three-month period in accordance with the Company’s payroll schedule, beginning seven calendar days of the execution date of the Severance Agreement.

In exchange for the consideration provided to Mr. Gesek in the Severance Agreement, Mr. Gesek agreed to waive and release any claims he or his affiliates, successors or assigns may have against the Company and certain related persons and organizations, whether or not arising out of or related to Mr. Gesek’s employment with the Company or the termination thereof.

In connection with the execution of the Severance Agreement, Mr. Gesek’s employment agreement and the Confidentiality and Inventions Assignment Agreement, dated January 27, 2020 were terminated; provided, however, that certain surviving customary confidentiality provisions and related covenants remain in full force and effect. The Severance Agreement also provides for certain customary mutual covenants regarding confidentiality and non-disparagement.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2021.

	Option awards
			Number of
		Number of	securities
		securities	underlying
	Vesting	underlying	unexercised	Option
	Commencement	unexercised	options (#)	Exercise	Option
Name	date	options (#) exercisable	unexercisable	Price ($)	Exercise Date
Fady Boctor	2/19/2021	107,834	107,835	$3.74	2/19/2031
Mitchell Arnold	5/11/2021	15,000	35,000	$3.21	5/11/2031
Andrew Gesek (1)	5/11/2021	22,500	52,500	$3.21	5/11/2031
(1)	Mr. Gesek resigned from his position as President of Timm Medical Technologies, Inc., a wholly-owned subsidiary of the Company, effective February 28, 2022.

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

2020 Omnibus Incentive Compensation Plan

The Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (as amended, the “2020 Plan”) was approved by our stockholders on November 25, 2020 (the “Effective Date”), and amended by the First Amendment on November 17, 2021 and the Second Amendment on December 22, 2021, and is a successor to the Neurotrope, Inc. 2017 Equity Incentive Plan and the Neurotrope, Inc. 2013 Equity Incentive Plan, amended as of July 23, 2014 and further amended as of November 21, 2016 (collectively, the “Prior Plans”).

On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 1,521,654 shares to a total of 2,600,000 shares of common stock.

As of March 20, 2022, we had 1,867,948 shares of common stock available for future issuance under the 2020 Plan.

Purpose and Types of Awards

The purpose of the 2020 Plan is to attract and retain key employees, non-employee directors, and consultants, and advisors. The 2020 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights, and other stock-based awards. The 2020 Plan is intended to provide an incentive to participants to contribute to Petros’ economic success by aligning the economic interests of participants with those of Petros’ stockholders.

Administration

The 2020 Plan is administered by Petros’ Compensation Committee. The committee consists of “non-employee directors” as defined under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “independent directors” as determined in accordance with the independence standards established by the stock exchange on which Petros’ common stock is at the time primarily traded. The committee determines the terms and conditions applicable to awards under the 2020 Plan, including, without limitation, who will receive awards and the number of shares of common stock subject to awards. The committee may delegate authority under the 2020 Plan to one or more subcommittees as it deems appropriate. Subject to compliance with applicable law and the applicable stock exchange rules, the Board, in its discretion, may perform any action of the committee under the 2020 Plan. Subject to compliance with applicable law and applicable stock exchange requirements, the committee (or the Board or a subcommittee, as applicable) may delegate all or part of its authority to Petros’ Chief Executive Officer, as it deems appropriate, with respect to awards to employees, consultants, or advisors who are not executive officers or directors under Section 16 of the Exchange Act. The committee, the Board, any subcommittee, or the Chief Executive Officer, as applicable, that has authority with respect to a specific award will be referred to as “the committee” in this description of the 2020 Plan.

Shares Subject to the 2020 Plan

Subject to adjustment, the maximum aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan, as amended, with respect to awards made on and after the Effective Date is 2,600,000 shares. In addition, the number of shares of common stock subject to outstanding awards under the Prior Plans that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the Prior Plans, as applicable, after the Effective Date will be available for issuance under the 2020 Plan.

If any options or stock appreciation rights, including outstanding options granted under the Prior Plans, terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any stock awards, stock units, or other stock-based awards are forfeited, terminated, or otherwise not paid in full, the shares of Petros’ common stock subject to such awards will again be available for purposes of the 2020 Plan. Shares of Petros’ common stock that are surrendered in payment of the exercise price of an option (including an option granted under the Prior Plans) or a stock appreciation right will not again be available for issuance under the 2020 Plan. Shares of Petros’ common stock that are withheld in satisfaction of the withholding taxes, or surrendered for the payment of taxes, incurred in connection with the issuance, vesting, or exercise of any award (including an option granted under the Prior Plans), or the issuance of Petros’ common stock will not be available for issuance under the 2020 Plan. When stock appreciation rights are granted, the full number of shares subject to the stock appreciation rights will be considered issued under the 2020 Plan regardless of the number of shares issued upon exercise of the stock appreciation rights. If Petros repurchases shares of Petros’ common stock on the open market with the proceeds from the exercise price Petros receives from options (including options granted under the Prior Plans), the repurchased shares will not be available for issuance under the 2020 Plan. If any awards are paid in cash, and not in shares of Petros’ common stock, any shares of Petros’ common stock subject to such awards will also be available for future awards. In addition, shares of Petros’ common stock issued under awards made pursuant to assumption, substitution, or exchange of previously granted awards of a company that Petros acquires will not reduce the number of shares of Petros’ common stock available under the 2020 Plan. Available shares under a stockholder approved plan of an acquired company may be used for awards under the 2020 Plan and will not reduce the share reserve, subject to compliance with the applicable stock exchange requirements and the Code.

The maximum number of shares of Petros’ common stock that may be subject to an option, stock appreciation right, stock award, stock unit, or other stock-based awards made to any employee, consultant, or advisor under the 2020 Plan, as interpreted and administered by Petros since the Effective Date, in any calendar year will not exceed 216,669 shares of Petros’ common stock in the aggregate, subject to adjustments as described below. The limit for awards that are made to newly hired employees on around their date of hire is two times the limit described in the preceding sentence, subject to any adjustments as described below. The maximum aggregate grant date value of shares of common stock subject to awards made to any non-employee director during any calendar year for services rendered as a non-employee director, including any cash fees earned for services rendered as a non-employee director during the calendar year, will not exceed $750,000 in total value. In determining this dollar limit, the value of awards will be calculated based on the grant date fair value of the awards for financial reporting purposes.

Adjustments

In connection with stock splits (reverse stock splits), stock dividends, recapitalizations, and certain other events affecting Petros’ common stock, the committee will make adjustments as it deems appropriate including, without limitation, in (i) the maximum number of shares of common stock reserved for issuance as awards or for which individuals may receive awards in any year, (ii) the number and kind of shares covered by outstanding awards, (iii) the kind of shares that may be issued or transferred under the 2020 Plan, (iv) the price per share or market value of any outstanding awards, (v) the exercise price of options and the base amount of stock appreciation rights, and (vi) the performance goals or other terms and conditions as the committee deems appropriate.

Eligibility

All of Petros’ employees and non-employee directors are eligible to receive awards under the 2020 Plan. In addition, Petros’ consultants and advisors who render bona fide services for Petros may receive awards under the 2020 Plan if (i) the services rendered are not in connection with the offer and sale of securities in a capital-raising transaction, and (ii) such consultant or advisor does not directly or indirectly promote or maintain a market for Petros’ securities. Incentive stock options may be granted only to Petros’ employees.

Vesting

The committee determines the vesting and exercisability terms of awards granted under the 2020 Plan. Except in connection with a change in control (in which case, awards will be treated as described below), the committee may generally accelerate the vesting of awards in its discretion, provided such acceleration complies with Sections 409A and 424 of the Code. Dividends and dividend equivalents granted in connection with any awards made under the 2020 Plan will vest and be paid only if and to the extent the underlying awards vest and are paid.

At the committee’s discretion, performance objectives for awards may be based on the attainment of specified levels of one or more performance goals established by the committee. If the committee so determines, the vesting of any such award subject to performance objectives may be described in terms of company-wide objectives or objectives that are related to the performance of the individual participant or the subsidiary, division, department, or function within the company or subsidiary in which the participant is employed. Performance objectives may be measured on an absolute or relative basis. Relative performance may be measured by a group of peer companies or by a financial market index. Performance objectives may include: specified levels of or increases in, a division’s or a subsidiary’s return on capital, equity, or assets; earnings measures/ratios (on a gross, net, pre-tax, or post-tax basis), including basic earnings per share, diluted earnings per share, total earnings, operating earnings, earnings growth, earnings before interest and taxes and earnings before interest, taxes, depreciation, and amortization; net economic profit (which is operating earnings minus a charge to capital); net income; operating income; sales; sales growth; gross margin; direct margin; costs; share price (including but not limited to growth measures and total stockholder return); operating profit; per period or cumulative cash flow (including but not limited to operating cash flow and free cash flow) or cash flow return on investment (which equals net cash flow divided by total capital); inventory turns; financial return ratios; market share; balance sheet measurements such as receivable turnover; improvement in or attainment of expense levels; improvement in or attainment of working capital levels; debt reduction; strategic innovation; customer or employee satisfaction; the consummation of one or more acquisitions of a certain size as measured by one or more of the financial criteria listed above; individual objectives; regulatory body approval for commercialization of a product; implementation or completion of critical projects (including, but not limited to, milestones such as clinical trial enrollment targets, commencement of phases of clinical trials and completion of phases of clinical trials); and any combination of the foregoing.

Options

Under the 2020 Plan, the committee will determine the exercise price of the options granted and may grant options to purchase shares of common stock in such amounts as it determines. The committee may grant options that are intended to qualify as incentive stock options under Section 422 of the Code, or non-qualified stock options, which are not intended to so qualify. Non-qualified stock options may be granted to eligible participants under the 2020 Plan, but incentive stock options may only be granted to employees of Petros or its parent or subsidiaries that are corporations. The exercise price of a stock option granted under the 2020 Plan cannot be less than the fair market value of a share of Petros’ common stock on the date the option is granted. If an incentive stock option is granted to a 10% or greater stockholder, the exercise price cannot be less than 110% of the fair market value of a share of Petros’ common stock on the date the option is granted. The aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan, as interpreted and administered by Petros since the Effective Date, pursuant to incentive stock options under Section 422 of the Code granted on and after the Effective Date may not exceed 2,600,000 shares of common stock. The fair market value of Petros’ common stock is generally equal to the closing price for the common stock on the date the option is granted (or if there was no closing price on that date, on the last preceding date on which a closing price was reported). If the fair market value (determined as of the date of grant) of the shares with respect to which a participant’s incentive stock options are exercisable for the first time during any year, whether granted under the 2020 Plan or any Prior Plans, exceeds $100,000, then incentive stock options for the shares over the $100,000 threshold will be treated as nonqualified stock options, rather incentive stock options.

The exercise price for any option is generally payable in cash or check. In certain circumstances as permitted by the committee, the exercise price may be paid by (i) the surrender of shares of Petros’ common stock with an aggregate fair market value on the date the option is exercised that is at least equal to the exercise price, (ii) payment through a broker in accordance with procedures established by the Federal Reserve Board, (iii) withholding shares of common stock subject to the exercisable option which have a fair market value on the date of exercise equal to the aggregate exercise price, (iv) or such other method as the committee approves.

The term of an option cannot exceed ten years from the date of grant, except that if an incentive stock option is granted to a 10% or greater stockholder, the term cannot exceed five years from the date of grant. In the event that on the last day of the term of a non-qualified stock option, the exercise is prohibited by applicable law, including a prohibition on purchases or sales of Petros’ common stock under Petros’ insider trading policy, the term of the non-qualified option will be extended for a period of 30 days following the end of the legal prohibition, unless the committee determines otherwise.

Except as provided in the award agreement, an option may only be exercised while a participant is employed by or providing service to Petros. The committee will determine in the award agreement under what circumstances and during what time periods a participant may exercise an option after termination of employment.

Stock Appreciation Rights

Under the 2020 Plan, the committee may grant stock appreciation rights to eligible participants separately or in tandem with any options. Stock appreciation rights granted with a non-qualified stock option may be granted either at the time the non-qualified stock option is granted or any time thereafter while the option remains outstanding. Stock appreciation rights granted with an incentive stock option may be granted only at the time of the grant of the incentive stock option. The committee will establish the base amount of the stock appreciation right at the time the stock appreciation right is granted, which will be equal to or greater than the fair market value of a share of Petros’ common stock as of the date of grant.

If a stock appreciation right is granted in tandem with an option, the number of stock appreciation rights that are exercisable during a specified period will not exceed the number of shares of Petros’ common stock that the participant may purchase upon exercising the related option during such period. Upon exercising the related option, the related stock appreciation rights will terminate, and upon the exercise of a stock appreciation right, the related option will terminate, to the extent of an equal number of shares of Petros’ common stock. Generally, stock appreciation rights may only be exercised while the participant is employed by, or providing services to, Petros unless otherwise specified by the committee. When a participant exercises a stock appreciation right, the participant will receive the excess of the fair market value of the underlying common stock over the base amount of the stock appreciation right. The appreciation of a stock appreciation right will be paid in shares of Petros’ common stock, cash, or both.

The term of a stock appreciation right cannot exceed ten years from the date of grant. In the event that on the last day of the term of a stock appreciation right, the exercise is prohibited by applicable law, including a prohibition on purchases or sales of Petros’ common stock under Petros’ insider trading policy, the term of the stock appreciation right will be extended for a period of 30 days following the end of the legal prohibition, unless the committee determines otherwise.

Stock Awards

Under the 2020 Plan, the committee may grant stock awards to eligible participants. A stock award is an award of Petros’ common stock that may be subject to restrictions as the committee determines. The restrictions, if any, may lapse over a specified period of employment or based on the satisfaction of pre-established criteria, in installments, or otherwise, as the committee may determine. Except to the extent restricted under the award agreement relating to the stock award, a participant will have all of the rights of a stockholder as to those shares, including the right to vote and the right to receive dividends or distributions on the shares; provided, however, that dividends with respect to stock awards shall vest and be paid if and to the extent that the underlying stock award vests and is paid. All unvested stock awards are forfeited if the participant’s employment or service is terminated for any reason, unless the committee determines otherwise.

Stock Units

Under the 2020 Plan, the committee may grant restricted stock units to eligible participants. Restricted stock units are phantom units that represent shares of Petros’ common stock. Restricted stock units become payable on terms and conditions determined by the committee and will be payable in cash or shares of Petros’ stock as determined by the committee. All unvested restricted stock units are forfeited if the participant’s employment or service is terminated for any reason, unless the committee determines otherwise.

Other Stock-Based Awards

Under the 2020 Plan, the committee may grant other types of awards that are based on or measured by shares of Petros’ common stock to eligible participants. The committee will determine the terms and conditions of such awards. Other stock-based awards may be payable in cash, shares of Petros’ common stock, or a combination of the two.

Dividend Equivalents

Under the 2020 Plan, the committee may grant dividend equivalents in connection with awards of stock units or other stock-based awards made under the 2020 Plan. Dividend equivalents entitle the participant to receive amounts equal to ordinary dividends that are paid on the shares underlying an award while the award is outstanding. Dividend equivalents may be paid in cash, in shares of Petros’ common stock, or in a combination of the two. The committee will determine the terms and conditions of the dividend equivalent awards, including whether the awards are payable upon the achievement of specific performance goals; provided, however, that dividend equivalents shall vest and be paid only if and to the extent that the underlying stock units or other stock-based awards vest and are paid. For the avoidance of doubt, no dividends or dividend equivalents will be granted with respect to stock options or stock appreciation rights.

Change in Control

If Petros experiences a “change in control” (as defined in the 2020 Plan, which definition is generally described below) where Petros is not the surviving corporation (or survive only as a subsidiary of another corporation), all outstanding awards that are not exercised or paid at the time of the change in control will be assumed by, or replaced with awards that have comparable terms by, the surviving corporation (or a parent or subsidiary of the surviving corporation). In the event that the surviving corporation (or a parent or subsidiary of the surviving corporation) does not assume or replace awards with grants that have comparable terms, outstanding options and stock appreciation rights will accelerate and become fully exercisable and the restrictions and conditions on outstanding stock awards, stock units, other stock-based awards and dividend equivalents immediately lapse, provided that if the vesting of any such awards is based, in whole or in part, on performance, such awards shall vest based on the greater of (i) actual performance as of the change in control, or (ii) target performance, pro-rated based on the period elapsed between the beginning of the applicable performance period and the date of the change in control. At the committee’s discretion, if awards are assumed by, or replaced with awards that have comparable terms by, the surviving corporation (or a parent or subsidiary of the surviving corporation) and a participant incurs an involuntary termination of employment or service on or after a change in control, the participant’s outstanding awards may become vested, in whole or in part, as of the date of termination; provided that if the vesting of any such award is based, in whole or in part, on performance, such awards shall vest only based on the greater of (i) actual performance as of the change in control, or (ii) target performance, pro-rated based on the period elapsed between the beginning of the applicable performance period and the date of the termination.

If there is a change in control and any outstanding awards are not assumed by, or replaced with awards that have comparable terms by, the surviving corporation, the committee may take any of the following action without the consent of any participant:

●	pay participants, in an amount and form determined by the committee, in settlement of outstanding stock units, other stock-based awards, or dividend equivalents;
●	require that participants surrender their outstanding stock options, stock appreciation rights, or any other exercisable award, in exchange for a payment by Petros, in cash or shares of Petros’ common stock, equal to the difference between the exercise price and the fair market value of the underlying shares of common stock; provided, however, if the per share fair market value of the common stock does not exceed the per share stock option exercise price or stock appreciation right base amount, as applicable, Petros will not be required to make any payment to the participant upon surrender of the stock option or stock appreciation right; or
●	after giving participants an opportunity to exercise all of their outstanding stock options and stock appreciation rights, terminate any unexercised stock options and stock appreciation rights on the date determined by the committee.

In general terms, a “change in control” under the 2020 Plan includes:

●	the acquisition, directly or indirectly, by a person of more than 50% of the combined voting power of Petros’ voting securities entitled to vote generally in the election of directors; provided, however, that the following acquisitions of voting securities shall not constitute a change in control: (a) any acquisition by or from Petros or any of its subsidiaries, or by any employee benefit plan (or related trust) sponsored or maintained by Petros or any of its subsidiaries, (b) any acquisition by any underwriter in any firm commitment underwriting of securities to be issued by Petros, or (c) any acquisition by any corporation (or other entity) if, immediately following such acquisition, 50% or more of the then outstanding shares of common stock (or other equity unit) of such corporation (or other entity) and the combined voting power of the then outstanding voting securities of such corporation (or other entity), are beneficially owned, directly or indirectly, by all or substantially all of the individuals or entities who, immediately prior to such acquisition, were the beneficial owners of Petros’ then outstanding shares of common stock and the voting securities in substantially the same proportions, respectively, as their ownership immediately prior to the acquisition of Petros’ stock and voting securities;
●	the consummation of the sale or other disposition of all or substantially all of Petros’ assets, other than to a wholly-owned subsidiary or to a holding company of which Petros is a direct or indirect wholly owned subsidiary prior to such transaction;
●	the consummation of a reorganization, merger or consolidation of Petros, other than a reorganization, merger or consolidation which would result in Petros’ voting securities outstanding immediately prior to the transaction continuing to represent (whether by remaining outstanding or by being converted to voting securities of the surviving entity) 65% or more of the voting securities or the voting power of the voting securities of such surviving entity outstanding immediately after such transaction;
●	the consummation of a plan for Petros’ complete liquidation; or
●	the following individuals cease for any reason to constitute a majority of the Board: individuals who, as of the Effective Date, constituted the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including, but not limited to, a consent solicitation relating to the election of Petros’ directors) whose appointment or election by the Board or nomination for election by Petros’ stockholders was approved and recommended by a vote of at least two-thirds of the directors then still in office who either were directors on the Effective Date or whose appointment, election or nomination for election was previously so approved or recommended.

Notwithstanding the above, in the case of an award under the 2020 Plan is subject to Section 409A of the Code, only an event which constitutes a “change in control event” as defined under Section 409A of the Code shall constitute a change in ownership or effective control for purposes of the payment provisions under the 2020 Plan.

Deferrals

The committee may permit or require participants to defer receipt of the payment of cash or the delivery of shares of common stock that would otherwise be due to the participant in connection with an award under the 2020 Plan. The committee will establish the rules and procedures applicable to any such deferrals, consistent with the requirements of Section 409A of the Code.

Withholding

All awards under the 2020 Plan are subject to applicable U.S. federal (including Federal Insurance Contribution Act (“FICA”)), state and local, foreign, or other tax withholding requirements. Petros may require participants or other persons receiving awards or exercising awards to pay an amount sufficient to satisfy such tax withholding requirements with respect to such awards, or Petros may deduct from other wages and compensation paid by Petros the amount of any withholding taxes due with respect to such award.

The committee may permit or require that Petros’ tax withholding obligation with respect to awards paid in Petros’ common stock will be paid by having shares withheld up to an amount that does not exceed the participant’s applicable withholding tax rate for U.S. federal (including FICA), state and local, foreign, or other tax liabilities. In addition, the committee may, in its discretion, and subject to such rules as the committee may adopt, allow participants to elect to have such share withholding applied to all or a portion of the tax withholding obligation arising in connection with any particular award.

Transferability

Except as permitted by the committee with respect to non-qualified stock options, only a participant may exercise rights under an award during the participant’s lifetime. Upon death, the personal representative or other person entitled to succeed to the rights of the participant may exercise such rights. A participant cannot transfer those rights except (i) by will or by the laws of descent and distribution, or (ii) with respect to awards other than incentive stock options, pursuant to a domestic relations order. The committee may provide in an award agreement that a participant may transfer non-qualified stock options to (x) family members, or (y) one or more trusts or other entities for the benefit of or owned by family members, consistent with applicable securities laws; provided, the participant receives no consideration for the transfer and the transferred options continue to be subject to the same terms and conditions as were applicable immediately before the transfer.

Amendment; Termination

The Board may amend or terminate the 2020 Plan at any time, except that Petros’ stockholders must approve an amendment if such approval is required in order to comply with the Code, applicable laws, or applicable stock exchange requirements. Unless terminated sooner by the Board or extended with stockholder approval, the 2020 Plan will terminate on the day immediately preceding the tenth anniversary of the Effective Date.

Stockholder approval is required to (i) amend the terms of outstanding options or stock appreciation rights to reduce the exercise price or base price of options or stock appreciation rights, respectively, (ii) cancel outstanding options or stock appreciation rights in exchange for options or stock appreciation rights with an exercise price or base price, as applicable, that is less than the exercise price or base price of the original options or stock appreciation rights, or (iii) cancel outstanding options or stock appreciation rights with an exercise price or base price, as applicable, above the current stock price in exchange for cash or other securities. However, such stockholder approval is not required in connection with certain corporate transactions or other actions with respect to Petros’ securities, such as a stock split, extraordinary cash dividend, recapitalization, change in control, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares of Petros’ common stock.

Establishment of Sub-Plans

The Board may, from time to time, establish one or more sub-plans under the 2020 Plan to satisfy applicable blue sky, securities, or tax laws of various jurisdictions. The Board may establish such sub-plans by adopting supplements to the 2020 Plan setting forth limitations on the committee’s discretion and such additional terms and conditions not otherwise inconsistent with the 2020 Plan as the Board will deem necessary or desirable. All such supplements will be deemed part of the 2020 Plan, but each supplement will only apply to participants within the affected jurisdiction.

Clawback

Subject to applicable law, the committee may provide in any award agreement that if a participant breaches any restrictive covenant agreement between the participant and Petros, or otherwise engages in activities that constitute cause either while employed by, or providing services to, Petros or within the applicable period of time thereafter, all awards held by the participant will terminate, and Petros may rescind any exercise of an option or stock appreciation right and the vesting of any other award and delivery of shares upon such exercise or vesting, as applicable on such terms as the committee will determine, including the right to require that in the event of any rescission:

●	the participant must return the shares received upon the exercise of any option or stock appreciation right or the vesting and payment of any other awards; or
●	if the participant no longer owns the shares, the participant must pay to Petros the amount of any gain realized or payment received as a result of any sale or other disposition of the shares (if the participant transferred the shares by gift or without consideration, then the fair market value of the shares on the date of the breach of the restrictive covenant agreement or activity constituting cause), net of the price originally paid by the participant for the shares.

All awards are also subject to any applicable clawback or recoupment policy, share trading policy, and other policies that the Board may adopt and amend from time to time. Payment by the participant will be made in such manner and on such terms and conditions as may be required by the committee. Petros will be entitled to set off against the amount of any such payment any amounts that Petros otherwise owes to the participant.

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

Petros also contributes to medical, disability and other standard insurance plans for its employees.

Director Compensation Program

				Non-equity
	Fees			incentive	Nonqualified
	earned or	Stock	Option	plan	deferred	All other
	paid in	awards	awards	compensation	compensation	compensation
Name	cash ($)	($)(1)	($)(2)	($)	earnings ($)	($)	Total ($)
John D. Shulman (3)	—	—	123,960	—	—	—	123,960
Joshua N. Silverman (4)	200,000	84,021	123,960	—	—	—	407,981
Bruce T. Bernstein (5)	48,000	75,624	123,960	—	—	—	247,584
Gregory Bradley (6)	48,000	75,624	123,960	—	—	—	247,584
Wayne R. Walker(7)	48,000	75,624	123,960	—	—	—	247,584
(1)	Value computed based upon number of RSUs granted on April 8, 2021, times the stock price on December 22, 2021.
(2)	Based upon the number of options issued times Black–Scholes value.
(3)	As of December 31, 2021, Mr. Shulman had outstanding options representing the right to purchase 50,000 shares of the company’s common stock.
(4)	As of December 31, 2021, Mr. Silverman had outstanding options representing the right to purchase 50,000 shares of the company’s common stock and 25,156 RSUs.
(5)	As of December 31, 2021, Mr. Bernstein had outstanding options representing the right to purchase 50,000 shares of the company’s common stock and 22,642 RSUs.
(6)	As of December 31, 2021, Mr. Bradley had outstanding options representing the right to purchase 50,000 shares of the company’s common stock and 22,642 RSUs.
(7)	As of December 31, 2021, Mr. Walker had outstanding options representing the right to purchase 50,000 shares of the company’s common stock and 22,642 RSUs.

On April 8, 2021, in connection with the Directors’ appointment to the Board upon the Company becoming an independent publicly traded company on December 1, 2020, the Company awarded each of the five Directors an initial grant of options (the “Initial Grant”) to purchase 50,000 shares of common stock of the Company at an exercise price of $3.18 per share. The shares of common stock underlying the options vested 25% on the date of grant, 25% shall vest upon the six-month anniversary of the date of grant and the remainder shall vest in equal installments over the following four fiscal quarters. In addition, on April 8, 2021, the Company granted to four directors (excluding Mr. Shulman) an additional 93,802 RSUs, valued at $296,000, contingent upon the shareholders approving an increase in the 2020 Plan, which approval was granted at the annual meeting of shareholders held on December 22, 2021.

In the event of a Change in Control (as defined under the Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”)), shares of common stock of the Company underlying each of the restricted stock units granted to any non-employee director and the Initial Grant, along with any other stock options or equity-based awards held by any non-employee director, either (i) shall be assumed by, or replaced with grants of comparable awards of, the surviving entity or (ii) will vest and become exercisable, as applicable, immediately prior to such Change in Control.

For the fiscal year ending December 31, 2021, each non-employee director, other than the Chairman and Vice Chairman, will receive an annual cash retainer in the amount of $48,000, and the Vice Chairman will receive an annual cash retainer in the amount of $200,000 per year. For the fiscal year ending December 31, 2021, (i) each non-employee director, other than the Chairman and the Vice Chairman, will be granted a number of restricted stock units calculated by dividing (a) $72,000 by (b) the per share grant date fair value of the closing price of our common stock as of the date of grant, and (ii) the Vice Chairman automatically will be granted a number of restricted stock units calculated by dividing (a) $80,000 by (b) the per share grant date fair value of the closing price of our common stock as of the date of grant. The shares of common stock underlying the annual grant of restricted stock units will automatically vest upon the 12 month anniversary of the date of grant.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth additional information, as of December 31, 2021, about our common stock that may be issued upon the exercise of options and other rights under the 2020 Plan.

(c) Number of securities
remaining available for
	(a) Number of securities	(b) Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	732,052	$3.37	1,867,948
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	732,052	$3.37	1,867,948

N/A - Not applicable

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2022 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our executive officers and directors; and

(iii) by all of our executive officers and directors as a group. Unless otherwise indicated in the following table, the address for each person named in the table is: 1185 Avenue of the Americas, New York, NY 10036.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(1)	Percent of Class(2)
Juggernaut Capital Partners III GP, Ltd. (3)	7,887,180	34.49%
Intracoastal Capital LLC (4)	1,601,666	7.23%
Bruce T. Bernstein (5)	37,813	*
Greg Bradley (6)	37,500	*
John Shulman (7)	7,887,180	34.49%
Joshua N. Silverman (8)	57,500	*
Wayne R. Walker (9)	37,500	*
Fady Boctor (10)	161,752	*
Mitch Arnold (11)	31,169	*
Andrew Gesek (12)	25,097	*

All directors and executive officers as a group	8,250,414	35.55%
*	Less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.
(2)	A total of 20,684,723 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2022.
(3)	Based solely on the Schedule 13D/A filed jointly with the SEC on February 28, 2022 by JCP III SM AIV, L.P. (“JCP III AIV”), METP Holdings, LLC (“METP”), Juggernaut Partners III GP, L.P. (“JCP III GP”), Juggernaut Partners III GP, Ltd. (“JCP III GP Ltd”), and John Shulman. The shares of common stock are directly held by JCP III AIV and METP. The shares of common stock directly held by JCP III AIV and METP are also indirectly beneficially owned by: JCP III GP, the sole general partner of JCP III AIV and METP; JCP III GP Ltd, the sole general partner of JCP III GP; and John Shulman, the sole director of JCP III GP Ltd (JCP III GP, JCP III GP Ltd and Mr. Shulman, together the “Indirect JCP Reporting Persons”). Mr. Shulman is also a Director of Petros. The address of each of the parties herein is 5301 Wisconsin Avenue NW, Suite 570, Washington, DC 20015. Each of the Indirect JCP Reporting Persons disclaims beneficial ownership within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise of such portion of the common stock held directly by JCP III AIV in which the Indirect Reporting Persons have no pecuniary interest. Amount includes (1) 5,664,896 shares of common stock held by JCP III AIV, (2) 13,648 shares of common stock held by METP, (3) 2,146,136 shares underlying warrants held by JCP III AIV that were exercisable as of March 31, 2022 or will be exercisable within 60 days thereafter, and (4) 37,500 shares underlying stock options held by Mr. Shulman that were vested as of March 31, 2022 or will vest within 60 days thereafter.
(4)	Based solely on the Schedule 13G/A filed jointly with the SEC on February 28, 2022 by Intracoastal Capital, LLC (“Intracoastal”), Mitchell P. Kopin (“Mr. Kopin”) and Daniel B. Asher (“Mr. Asher”). Mr. Kopin and Mr. Asher, each of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13 (d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of the securities reported herein that are held by Intracoastal. Amount includes (1) 134,400 shares of common stock and (ii) 1,467,266 shares underlying warrants held by Intracoastal that were exercisable as of March 31, 2022 or will be exercisable within 60 days thereafter.
(5)	Amount includes (1) 313 shares of common stock and (2) 37,500 shares underlying stock options held by Mr. Bernstein that were vested as of March 31, 2022 or will vest within 60 days thereafter.
(6)	Amount consists of 37,500 shares underlying stock options held by Mr. Bradley that were vested as of March 31, 2022 or will vest within 60 days thereafter.
(7)	John Shulman is the sole shareholder and director of JCP III GP Ltd. Refer to note 3 for further information. Mr. Shulman’s address is 5301 Wisconsin Avenue NW, Suite 570, Washington, DC 20015.
(8)	Amount includes (1) 20,000 shares of common stock and (2) 37,500 shares underlying stock options held by Mr. Silverman that were vested as of March 31, 2022 or will vest within 60 days thereafter.

(9)	Amount consists of 37,500 shares underlying stock options held by Mr. Walker that were vested as of March 31, 2022 or will vest within 60 days thereafter.
(10)	Amount consists of 161,752 shares underlying stock options held by Mr. Boctor that were vested as of March 31, 2022 or will vest within 60 days thereafter.
(11)	Amount includes: (1) 1,169 shares of common stock held directly and (2) 15,000 shares underlying stock options held by Mr. Arnold that were vested as of March 31, 2022 or will vest within 60 days thereafter.
(12)	Amount includes (1) 97 shares of common stock held directed and (2) 25,000 shares underlying stock options held by Mr. Gesek that were vested as of January 5, 2022 or will vest within 60 days thereafter. Mr. Gesek resigned from his position as President of Timm Medical Technologies, Inc., a wholly-owned subsidiary of the Company, effective February 28, 2022.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Relationship with Juggernaut Partners III GP, L.P.

JCP III AIV and METP hold 27.57% of the issued and outstanding shares of common stock of the Company, collectively. JCP III GP is the sole general partner of JCP III AIV, METP and Juggernaut Capital Partners III, L.P (“JCP III”). JCP III GP Ltd is the sole general partner of JCP III GP. John D. Shulman is the sole director of JCP III GP Ltd. Mr. Shulman is also a Director of Petros.

Subordinated Related Party Loans

On September 30, 2016, the Company executed a Subordination Agreement with Hercules Capital, Inc. (“Hercules”), certain related parties, including JCP III SM AIV, L.P., an affiliate of Juggernaut Capital Partners III, L.P. (the “JCP Investor,” and together with the related parties “the Related Holders”), wherein the Related Holders agreed to subordinate outstanding indebtedness of the Company owed to the Related Holders (“Sub Debt”) to the indebtedness owed under a Loan Agreement for a $35 million term loan that was entered into by the Company and Hercules on the same date (the “Loan Agreement”). On November 22, 2017, the Company and the Related Holders entered into an Amended and Restated Subordination Agreement (the “Amended Agreement”). Under the terms of the Amended Agreement, the principal balance of the Sub Debt was increased to $30,579,496. The cash interest rate of the amended Sub Debt was 12%. Additional PIK interest due in respect of the Sub Debt was 8% payable on the maturity date.

On December 10, 2018, JCP III CI AIV, L.P., an affiliate of the JCP Investor, acquired from Krivulka Family LLC (“Krivulka”) all of Krivulka’s ownership interest in Metuchen Therapeutics, LLC (“MT”), a holding company that owned 55% of Metuchen, giving the JCP Investor a controlling interest in Metuchen (such transaction, the “JCP Acquisition”). As part of the acquisition accounting for the JCP Acquisition, the outstanding Sub Debt was determined to have a fair value that was less than its carrying value. The fair value of the Sub Debt was $22,250,746 at December 10, 2018. A debt discount of $15,506,463 was recognized and was being amortized to interest expense over the term of the Sub Debt using the effective interest method.

On December 10, 2018, the Company signed a subordinated promissory note for an additional $4,750,000 of Sub Debt from the JCP Investor. The principal, along with PIK interest at an annual rate of 25%, was due on April 2, 2021.

On September 16, 2019, the Company entered into an Exchange Agreement (“Exchange Agreement”) with JCP III SM AIV, L.P. and L. Mazur Associates, JV to exchange Preferred and Common Units for the Sub Debt. Pursuant to the Exchange Agreement, the Company issued 1,373,820.51 Preferred Units and 2,434,551.28 Common Units at a fair market value of $46,617,232.32 to the Related Parties in exchange for the full satisfaction and termination of the subordinated related party term loan. Pursuant to the Exchange Agreement, affiliates of JCP III received 1,129,497.00 Preferred Units and 2,001,584.89 Common Units.

Subordinated Promissory Notes

From January 31, 2020 through October 1, 2020, the Company entered into various Subordinated Promissory Notes with JCP III AIV in the aggregate principal amount of $15.5 million. The maturity date of each Subordinated Promissory Note was April 2, 2021. Each Subordinated Promissory Note carried PIK interest at an annual rate of 20%. The Subordinated Promissory Notes aggregate principal balance and accrued PIK interest was converted into 1,762,913.30 Common Units of Metuchen, which were then converted into shares of the Company’s common stock upon the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were terminated.

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

October 2021 Registered Direct Offering and Private Placement

On October 13, 2021, we entered into the October SPA with JCP III AIV and certain other accredited and institutional investors, pursuant to which we sold to JCP III AIV (i) 1,661,807 shares of our common stock in a registered direct offering at an offering price of $1.715 per share and associated warrant and, (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 1,661,807 shares of our common stock at an exercise price of $1.715 per share. The warrants became exercisable immediately upon the closing of the offering on October 18, 2021 and will expire five years following that date. The shares were sold pursuant to an effective registration statement on Form S-3 as supplemented by a prospectus supplement, dated October 13, 2021, relating to the offering.

November 2021 Private Placement

On November 29, 2021, we entered into the November SPA with JCP III AIV and certain other accredited and institutional investors, pursuant to which we sold to JCP III AIV, in a private placement, (i) 500,000 shares of our common stock at an offering price of $3.00 per share and associated warrant and (ii) warrants to purchase up to an aggregate of 375,000 shares of our common stock at an exercise price of $3.50 per share. The warrants became exercisable immediately upon the closing of the offering on December 2, 2021 and will expire five years following that date. The shares and the warrants were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

December 2021 Private Placement

On December 22, 2021, we entered into the December SPA with JCP III AIV and certain other accredited and institutional investors, pursuant to which we sold to JCP III AIV, in a private placement, (i) 145,773 shares of our common stock at an offering price of $3.43 per share and associated warrant and (ii) warrants to purchase up to an aggregate of 109,329 shares of our common stock at an exercise price of $3.50 per share. The warrants became exercisable immediately upon the closing of the offering on December 27, 2021 and will expire five years following that date. The shares and the warrants were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years indicated by our principal accounting firm:

	2021	2020
Audit fees:(1)	$434,551	$567,240
Audit related fees:(2)	—	—
Tax fees: (3)	5,775	—
All other fees:(2)	—	—
Total	$440,326	$567,240
(1)	Audit fees for 2021 and 2020 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, services provided in connection with filing Form S-1 and Form S-3 in 2021.
(2)	There were no audit related or other fees.
(3)	Tax fees related to tax compliance work.

The percentage of services set forth above in the category audit related fees, that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 100%.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2020).
4.1	Specimen Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021).
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021).
4.4*	Description of Capital Stock
4.5

Registration Rights Agreement, dated as of December 1, 2020, by an among Petros Pharmaceuticals, Inc. and JCP III SM AIV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2020).

4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021.)
4.7	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021.)
4.8	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021.)
10.1∞

Loan and Security Agreement, dated as of September 30, 2016, by and between the Company, the lenders a party thereto from time to time, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021)

10.2

First Amendment to Loan and Security Agreement, dated as of November 22, 2017, by and between the Company, the lenders a party thereto from time to time, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021).

10.3

Second Amendment to Loan and Security Agreement, dated as of April 13, 2020, by and between the Company, Pos-T-Vac, LLC, Timm Medical Technologies, LLC, the lenders a party thereto from time to time, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021).

10.4

Third Amendment to Loan and Security Agreement, dated as of September 30, 2020, by and between the Company, Pos-T-Vac, LLC, Timm Medical Technologies, LLC, the lenders a party thereto from time to time, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021).

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

10.9∞

License Agreement, dated as of March 14, 2020, by and between the Company and Hybrid Medical LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021).

10.10

Letter Agreement, dated as of September 24, 2020, by and between the Company and Hybrid Medical LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021).

10.11†

Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan, as amended (incorporated by reference to Appendix B the Company’s definitive proxy statement on Schedule 14A filed with the SEC on November 22, 2021).

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

10.15†∞	Form of Petros Pharmaceuticals, Inc. Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 25, 2021).
10.16∞+

Letter Agreement, dated as of March 31, 2021, by and between Metuchen Pharmaceuticals, LLC and Hybrid Medical LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with April 6, 2021).

10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021).
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021).
10.19†

Second Amendment to the Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2021).

10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021).
10.21∞

Settlement Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 21, 2022).

10.22

Promissory Note, dated January 18, 2022, by Metuchen Pharmaceuticals LLC in favor or VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 21, 2022).

10.23

Security Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 21, 2022).

10.24+

Amendment No. 1 to License and Commercialization Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 21, 2022).

10.25†

Severance and General Release Agreement, dated March 1, 2022, between Andrew Gesek and Petros Pharmaceuticals, Inc., its affiliates, subsidiaries and successor entities (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 4, 2022).

21*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith
∞	Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.
+

Certain provisions and terms of exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant will furnish a copy of any omitted provision and/or terms of exhibits to the SEC or its staff upon request.

†	Management contract or compensatory plan or arrangement.

(c) Additional Financial Statement Schedules:

None.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROS PHARMACEUTICALS, INC.

March 31, 2022	By:	/s/ Fady Boctor
	Name:	Fady Boctor
	Title:	President and Chief Commercial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fady Boctor	President and Chief Commercial Officer	March 31, 2022
Fady Boctor	(Principal Executive Officer)

/s/ Mitchell Arnold	Vice President of Finance	March 31, 2022
Mitchell Arnold	(Principal Financial and Accounting Officer)

/s/ John D. Shulman	Executive Chairman of the Board	March 31, 2022
John D. Shulman

/s/ Joshua N. Silverman	Vice Chairman of the Board	March 31, 2022
Joshua N. Silverman

/s/ Bruce T. Bernstein	Director	March 31, 2022
Bruce T. Bernstein

/s/ Gregory Bradley	Director	March 31, 2022
Gregory Bradley

/s/ Wayne R. Walker	Director	March 31, 2022
Wayne R. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Petros Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, comprehensive income, stockholders’ equity/members’ capital, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2022

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$23,847,572	$17,139,694
Accounts receivable, net	2,455,386	5,152,969
Inventories	519,649	760,530
Deposits with related party	—	4,576
Prepaid expenses and other current assets	3,720,088	2,847,284

Total current assets	30,542,695	25,905,053

Fixed assets, net	49,397	64,250
Intangible assets, net	25,293,149	32,160,919
API purchase commitment	11,029,260	11,144,257
Other assets	475,557	579,535
Total assets	$67,390,058	$69,854,014

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of senior debt, net	$—	$7,175,029
Accounts payable	4,557,969	5,609,556
Accrued expenses	11,957,384	14,683,786
Accrued inventory purchases	14,203,905	14,203,905
Other current liabilities	260,818	221,766
Total current liabilities	30,980,076	41,894,042

Derivative liability	460,000	9,890,000
Other long-term liabilities	405,018	600,920
Total liabilities	31,845,094	52,384,962

Stockholders’ Equity
Preferred stock (par value of $0.0001 per share, 50,000,000 shares authorized, 0 and 500 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	—	—
Common stock (par value of $0.0001 per share, 150,000,000 shares authorized, 20,684,723 and 9,707,655 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	2,068	971
Additional paid-in capital	106,231,716	79,170,225
Accumulated deficit	(70,688,820)	(61,702,144)
Total Stockholders’ Equity	35,544,964	17,469,052

Total Liabilities and Stockholders' Equity	$67,390,058	$69,854,014

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Net sales	$7,811,264	$9,559,469
Cost of goods sold	1,599,566	4,046,466
Gross profit	6,211,698	5,513,003

Operating expenses:
Selling, general and administrative	15,593,233	15,674,968
Research and development expense	1,788,491	459,636
Depreciation and amortization expense	6,877,990	6,660,438
Total operating expenses	24,259,714	22,795,042
Loss from operations	(18,048,016)	(17,282,039)

Change in fair value of derivative liability	9,430,000	(1,680,000)
Interest expense, senior debt	(368,660)	(1,323,424)
Interest expense, subordinated related party term loans	—	(1,727,455)
Loss before income taxes	(8,986,676)	(22,012,918)

Income tax benefit	—	(1,426,993)

Net loss	$(8,986,676)	$(20,585,925)

Net loss per common stock
Basic and Diluted	$(0.83)	$(3.85)

Weighted average common shares outstanding
Basic and Diluted	10,889,766	5,340,682

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Preferred				Preferred		Common
	Preferred	Units	Common	Common	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Units	Amount	Units	Units Amount	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Balance, December 31, 2019	1,619,754	$20,018,205	3,434,551	$29,117,233	—	—	—	$—	$—	$(41,116,219)	$8,019,219
Conversion of subordinated related party term loans into Common Units	—	—	1,762,913	17,227,455	—	—	—	—	—	—	17,227,455
Proceeds from exercise of warrants	2,055,115	20,551	—	—	—	—	—	—	—	—	20,551
Net proceeds received from recapitalization for the Mergers	(3,674,869)	(20,038,756)	(5,197,464)	(46,344,688)	500	—	9,707,655	971	87,380,223	—	20,997,750
Bifurcation of derivative liability related to the Mergers contingent consideration	—	—	—	—	—	—	—	—	(8,209,998)	—	(8,209,998)
Net loss	—	—	—	—	—	—	—	—	—	(20,585,925)	(20,585,925)
Balance, December 31, 2020	—	—	—	—	500	—	9,707,655	971	79,170,225	(61,702,144)	17,469,052
Conversion of Preferred Stock to Common Stock	—	$—	—	$—	(500)	—	60,606	$6	$(6)	$—	$—
Issuance of Common Stock	—	—	—	—	—	—	8,843,538	884	21,744,119	—	21,745,003
Proceeds from exercise of warrants						—	2,014,586	201	4,012,234	—	4,012,435
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,117,348	—	1,117,348
Non-employee stock-based compensation	—	—	—	—	—	—	58,338	6	187,796	—	187,802
Net loss	—	—	—	—	—	—	—	—	—	(8,986,676)	(8,986,676)
Balance, December 31, 2021	—	$—	—	$—	—	—	20,684,723	$2,068	$106,231,716	$(70,688,820)	$35,544,964

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,986,676)	$(20,585,925)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	6,877,990	6,660,438
Bad debt expense	148,885	202,525
Inventory and sample inventory reserve	(200,251)	1,752,041
Non-cash paid-in-kind interest	—	1,771,904
Amortization of deferred financing costs and debt discount	12,500	37,500
Accretion for end of term fee	—	116,196
Deferred tax benefit	—	(1,432,166)
Lease expense	103,978	92,711
Derivative liability	(9,430,000)	1,680,000
Deferred Revenue	70,343	—
Stock based Compensation	1,117,348	—
Non-employee Stock Compensation	187,802	—
Changes in operating assets and liabilities:
Accounts receivable	2,548,698	(2,750,364)
Inventories	412,744	728,286
Deposits	4,576	1,734
Prepaid expenses and other current assets	(724,785)	1,031,108
Accounts payable	(1,051,587)	2,222,114
Accrued expenses	(2,726,403)	(6,203,476)
Accrued inventory purchases	—	(250,000)
Other current liabilities	(31,291)	(231,325)
Long-term liabilities	(195,902)	(148,626)
Net cash used in operating activities	(11,862,031)	(15,305,325)

Cash flows from investing activities:
Acquisition of fixed assets	—	(4,633)
Net cash used in investing activities	—	(4,633)

Cash flows from financing activities:
Proceeds received related to the recapitalization from the Mergers	—	22,592,285
Payment of equity issuance costs	—	(1,042,910)
Payment of senior debt	(6,653,292)	(6,181,711
Payment of portion of senior debt end of term fee	(534,237)	(534,375)
Payment of debt issuance costs	—	(50,000)
Proceeds from subordinated related party term loans	—	15,500,000
Proceeds from Issuance of Common Stock	21,745,003	—
Proceeds from the exercise of warrants	4,012,435	20,551
Net cash provided by financing activities	18,569,909	30,303,840

Net increase in cash	6,707,878	14,993,882

Cash, beginning of year	17,139,694	2,145,812
Cash, end of year	23,847,572	17,139,694

Supplemental cash flow information:
Cash paid for interest during the year	$421,821	$1,191,400

Noncash Items:
Noncash decrease in API purchase commitment	$114,997	$—
Noncash decrease in other current assets: API purchase commitment	$(114,997)	$—
Conversion of subordinated related party term loans into preferred and common stocks	$—	$17,227,455
Noncash increase in API Inventory (other assets)	$—	$5,148,311
Deferred Merger costs reclassified to additional paid-in capital	$—	$551,625

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    Nature of Operations, Basis of Presentation, and Liquidity

Nature of Operations and Basis of Presentation

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was incorporated in Delaware on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), PM Merger Sub 1, LLC, a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware corporation (“Metuchen”). The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020. On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc. and a wholly owned subsidiary of Neurotrope prior to the spin-off), a Delaware corporation (“Synaptogenix”) and (ii) holders of record of Neurotrope common stock, par value $0.0001 per share, Neurotrope preferred stock, par value $0.001 per share and certain warrants as of November 30, 2020 received a pro rata distribution of common stock of Synaptogenix, resulting in a separate, independent publicly traded company.

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

Liquidity

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2021, we had cash of $23.8 million, negative working capital of $0.4 million, and accumulated deficit of $70.7 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. The terms of this promissory note are discussed in  Note 14. The Company believes the cash on hand is sufficient to fund operations and debt service through at least March 31, 2023, however for periods after March 31, 2023, the Company may need to raise additional funds or curtail certain discretionary expenditures in order to maintain an appropriate level of cash to fund our operations. While we are optimistic that we will be successful in our efforts to achieve our plans, there can be no assurances that we will be successful in doing so.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, assessment of long-lived assets, including intangible asset impairment, the allocation of the purchase price in acquisitions and the valuation of the derivative liability, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

The World Health Organization (“WHO”) declared the coronavirus (“COVID-19”) a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants, such as the Delta and the Omicron variants, will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2022 and beyond.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians had prevented in-person visits by sales representatives to physicians’ offices. The Company had taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continued to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices and as of December 31, 2021, they remain closed, with the Company’s employees continuing their work remotely. The Company has selectively resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. However, the Company’s ability to engage in personal interactions with physicians and customers remains limited, and it is unknown when the Company’s offices will reopen, and these interactions will be fully resumed. In addition, since the beginning of the COVID-19 pandemic, we have experienced a shift from in-person sales to online, telehealth-based sales. These online sales generally have lower gross margins than in-person sales, which has impacted our net revenues.

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

As of December 31, 2021 and 2020, the reserves for sales deductions were $4.7 million and $8.6 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of December 31, 2021 and 2020, the reserves for product returns were $3.8 million and $7.1 million, respectively, and are included as a component of accrued expenses.

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

The Company has entered into DSAs with certain of our significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our pharmaceutical products held at their warehouse locations. See Note 3. Accounts Receivable, net for further discussion of these reserves.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of December 31, 2021 and 2020, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at December 31, 2021 and 2020.

Accounts Receivable, net

The Company extends credit to its customers in the normal course of business. Accounts receivable are recorded at the invoiced amount, net of chargebacks, distribution service fees, and cash discounts. Management determines each allowance based on historical experience along with the present knowledge of potentially uncollectible accounts. See Note 3 Accounts Receivable, net.

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

Intangible Assets

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life that the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has determined that no impairment exists as of December 31, 2021. As indicators of impairment exist as of December 31, 2021, the Company prepared an undiscounted cash flow analysis. This analysis includes projections of future revenue and expenses, which if not achieved could result in future impairment charges. These projections include continued significant sales growth based in part on the increase in revenue in 2021, along the expectation of higher sales volume resulting from increased product availability as a result of the Vivus settlement. Additionally, the Company is planning to invest in research and development pursuant to our Non-Prescription / Over-The-Counter ("OTC") Strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future.

Given the impact of the COVID-19 outbreak on the global economy, as well as its potential impact to the Company’s business operations and cash flows, the Company constituted the COVID-19 outbreak as a triggering event requiring an impairment test for its long-lived assets with finite useful lives. The Company’s projections included the undiscounted cash flows of the remaining estimated useful lives for the Stendra product through December 2028 and December 2030 for the medical device products. Based on the impairment assessment as of December 31, 2021, and 2020, the Company determined that no intangible asset impairment occurred as the undiscounted cash flows exceeded the respective carrying values of the assets. The Company did not record any impairments of intangible assets for the years ended December 31, 2021 and 2020.

Fixed Assets

Fixed assets consist of furniture and fixtures. Furniture and fixtures are recorded at cost, less accumulated depreciation, and are depreciated on a straight-line basis over its estimated useful life. The Company uses an estimated useful life of 7 years for furniture and fixtures. Depreciation expense for each of the years ended December 31, 2021 and 2020 was $10,220.

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

See Note 15 Commitments and Contingencies for additional information.

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

Financial instruments recognized at historical amounts in the consolidated balance sheets consist of cash, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities. The Company believes that the carrying values of cash, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these instruments.

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as of December 31, 2021 and December 31, 2020 was $0.5 million and $9.9 million, respectively. See Note 10 Stockholders’ Equity.

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

Income Taxes

The Company is a C corporation, which accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021, no accrued interest or penalties are recorded in the consolidated balance sheet.

Contingencies

The Company may be subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Shipping Costs

The Company records the costs of shipping related to prescription medication sales in general and administrative expense in its consolidated statements of operations. There were no shipping costs for the years ended December 31, 2021 and 2020.

Shipping costs related to medical devices are recorded as revenue and subsequently deducted as a component of cost of goods sold in the consolidated statements of operations. Shipping costs for the years ended December 31, 2021 and 2020 were $134,730 and $108,870, respectively.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the years ended December 31, 2021 and 2020. See Note 13 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Pending Adoption as of December 31, 2021

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

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	December 31,	December 31,
	2021	2020
Gross accounts receivables	$3,363,827	$6,560,291
Distribution service fees	(371,310)	(972,652)
Chargebacks accruals	—	(121,269)
Cash discount allowances	(159,446)	(84,601)
Allowance for doubtful accounts	(377,685)	(228,800)
Total accounts receivable, net	$2,455,386	$5,152,969

For the year ended December 31, 2021, gross sales from customers representing 10% or more of the Company’s total gross sales included five customers which represented approximately 27%, 22%, 16%, 13% and 11% of total gross sales. For the year ended December 31, 2020, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer which represented approximately 85% of total gross sales.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at December 31, 2021 equal to 40%, 19% and 15%, respectively, of the Company’s total gross accounts receivables. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included one customer at December 31, 2020 equal to 93% of the Company’s total gross accounts receivables.

4)    Inventories

Inventory is comprised of the following:

	December 31, 2021	December 31, 2020
Raw materials	$359,741	$325,932
Finished goods	159,908	434,598
Total inventory	$519,649	$760,530

Finished goods are net of valuation reserves of $383,298 and $935,866 as of December 31, 2021 and 2020, respectively. Raw materials are net of valuation reserves of $2,872,977 as of December 31, 2021 and 2020, which is related to bulk inventory that is fully reserved.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2021	December 31, 2020
Prepaid samples	$—	$58,483
Prepaid insurance	73,223	149,452
Prepaid FDA fees	831,179	756,972
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 14)	1,419,538	1,304,541
Due from wholesalers	609,059	—
Other prepaid expenses	605,422	391,552
Other current assets	110,167	114,784
Total prepaid expenses and other current assets	$3,720,088	$2,847,284

Prepaid samples, which are presented net of reserves, are expensed when distributed to the sales force. The prepaid samples reserve amount was $0 and $351,224 at December, 31, 2021 and December 31, 2020, respectively.

6)    Intangible Assets

Balance at December 31, 2019	$38,811,137
Amortization expense	(6,650,218)
Balance at December 31, 2020	32,160,919
Amortization expense	(6,867,770)
Balance at December 31, 2021	$25,293,149

The future annual amortization related to the Company’s intangible assets is as follows:

2022	$6,191,740
2023	5,445,729
2024	4,650,787
2025	2,716,011
2026	2,201,720
Thereafter	4,087,162
Total	$25,293,149

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2021 are $19.1 million, $4.9 million and $1.3 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2020 were $24.6 million, $5.9 million and $1.6 million, respectively.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2021	December 31, 2020
Accrued price protection	$1,853,979	$1,853,979
Accrued product returns	6,192,845	9,452,248
Accrued contract rebates	379,242	412,046
Due to Vivus (see Note 14)	2,267,523	2,267,523
Due to third-party logistic provider	479,178	—
Accrued severance	—	519,609
Accrued bonuses	527,563	—
Accrued professional fees	125,392	—
Other accrued expenses	131,662	178,381
Total accrued expenses	$11,957,384	$14,683,786

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

8)    Debt

Senior Debt

The Company did not have any senior indebtedness as of December 31, 2021. The following is a summary of the Company’s senior indebtedness at December 31, 2020:

December 31, 2020
Principal balance	$6,653,292
Plus: Paid-In-Kind interest	—
Plus: End of term fee	534,237
Less: Unamortized Debt issuance costs	(12,500)
Total senior debt	$7,175,029

On September 30, 2016, the Company entered into a loan agreement with Hercules, a third party, for a $35 million term loan (“Senior Debt”) with a stated interest rate of the greater of either (i) Prime plus 7.25% or (ii) 10.75%. The Senior Debt included an additional Paid-In-Kind (“PIK”) interest that increased the outstanding principal on a monthly basis at an annual rate of 1.35% and a $787,500 end of term charge.

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

Monthly principal payments, including interest, commenced November 1, 2018 with the outstanding balance of the Senior Debt due in full on November 1, 2020. The end of term charge was being recognized as interest expense and accreted over the term of the Senior Debt using the effective interest method.

On April 13, 2020, the Company amended its loan agreement with Hercules. The amendment waived all financial covenant defaults for all periods since inception through the period ending March 31, 2020. The amendment also included the following changes:

●	Removed the Adjusted EBITDA and Fixed Cost Coverage Ratio Covenants.
●	Extended the maturity date from October 1, 2020 to April 2021, which was further extendable to December 1, 2021 upon achieving the Financing Milestone, as defined in the agreement.

●	Increased the cash interest rate from the greater of (a) 10.75% or (b) 10.75% plus the US WSJ Prime minus 4.50% to the greater of (a) 11.50% or (b) 11.50% plus the US WSJ Prime minus 4.25%.
●	Removed the PIK interest rate.
●	Removed the prepayment penalty.

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

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt had a maturity date of December 1, 2021. On November 3, 2021, the Company repaid $1,179,651 towards the senior debt. This payment satisfied the remaining balance of the senior debt as of that date.

Interest expense on the Senior Debt was as follows for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Interest expense for term loan	$356,160	$1,241,475
Amortization of debt issuance costs	12,500	37,500
PIK interest	—	44,449
	$368,660	$1,323,424

Included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2020 is $65,885 of accrued and unpaid interest.

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

In connection with the entry into the Merger Agreement on May 17, 2020, the note holders agreed to convert all of the above outstanding subordinated promissory notes and accrued PIK interest held by Juggernaut Capital Partners LLP and the JCP Investor, into Petros common stock. In connection with the consummation of the Mergers on December 1, 2020, and the Subordinated Promissory Notes were converted into common stock. Accordingly, the principal balance of the subordinated promissory note and accrued PIK interest was $0 as of December 31, 2021 and December 31, 2020.

Interest expense on this debt was $1,727,455 comprised entirely of PIK interest, for the year ended December 31, 2020.

9)    Members’ Capital

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

As a result of the Mergers, the former Neurotrope shareholders collectively owned approximately 4,758,045 shares of Petros Common Stock and 500 shares of Petros Preferred Stock and the former Metuchen unit holders collectively owned 4,949,610 shares of Petros Common Stock. Accordingly, the former Metuchen unit holders collectively owned approximately 51% of Petros and the former Neurotrope shareholders collectively own approximately 49% of Petros.

On January 26, 2021, 500 shares of the Company’s Preferred Stock were converted into 60,606 shares of the Company’s common stock.

Effective January 1, 2021, the Company entered into a Marketing and Consulting Agreement (the "CorIRAgreement") with CorProminence, LLC (the "Consultant") for certain shareholder information and relation services. The term of the CorIRAgreement is for one year with automatic consecutive one-year renewal terms. As consideration for the shareholder information and relation services, the Company will pay the Consultant a monthly retainer of $7,500 and issued 30,000 restricted shares of the Company's common stock to the Consultant on March 24, 2021 (the "CorIR Grant Date"). The restricted shares vested immediately on the CorIR Grant Date.

Effective April 1, 2021, the Company entered into a Consulting and Advisory Agreement (the "King Agreement") with Tania King, an employee of Juggernaut Capital Partners LLP, for certain services. The term of the King Agreement is indefinite but may be terminated by either party, with or without cause. As consideration for the consulting and advisory services, the Company will pay Ms. King a monthly fee of $4,000, an additional $12,000 payment included with the first monthly fee for services provided since January 1, 2021, and issue restricted stock units for shares of the Company's common stock ("RSU's") with a cash value of $72,000 as of the date of the grant (the "King Grant Date"). The RSU's shall vest and settle in full on the one-year anniversary of the King Grant Date.

Effective June 4, 2021, the Company entered into a Service Agreement with IRTH Communications, LLC ("ITRH") for certain investor relations services (the "IRTH Agreement"). The term of the IRTH Agreement is for one year with an optional one-year renewal term. As consideration for the services, the Company will pay IRTH a fixed fee of $6,750 per month for the term of the IRTH Agreement and issued 28,338 restricted shares of the Company's common stock with a value of $90,002 as of the date of the grant (the "IRTH Grand Date"). The restricted shares vest immediately on the IRTH Agreement Grant Date.

Backstop Agreement

In connection with the entry into the Merger Agreement, Neurotrope and an affiliated entity of Juggernaut Capital Partners (“Juggernaut”) entered into a Backstop Agreement pursuant to which Juggernaut agreed to contribute to Metuchen at the closing of the Mergers an amount equal to the Working Capital Shortfall Amount (as defined in the Merger Agreement), if any, as determined in accordance with the Merger Agreement, up to an aggregate amount not to exceed $6,000,000.

Pursuant to the Backstop Agreement and upon closing of the Mergers, Juggernaut paid the Company $2.6 million for the Working Capital Shortfall Amount, which was recorded in equity in relation to the net proceeds received from the reverse capitalization.

Contingent Consideration

Pursuant to the Merger Agreement, each security holder of Metuchen received a right to receive such security holder’s pro rata stock of an aggregate of 14,232,090 shares of Petros Common Stock potentially issuable upon the achievement of certain milestones set forth in the Merger Agreement. The milestones are for the achievement of stock price and market capitalization, as defined over a two-year period.

Milestone Earnout Payments

In connection with the Mergers, each security holder of Metuchen received an equity classified earnout consideration to be paid in the form of Petros Common Stock if the Closing Price (as defined in the Merger Agreement) per share of stock of Petros’ Common Stock equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone earnout payment. In no event will the sum of the milestone earnout payments be greater than 4,000,000 shares of Petros Common Stock. As of December 31, 2021, the milestones have not been achieved.

If at any time following the Closing (as defined in the Merger Agreement) and prior to the one-year anniversary of the Closing, (December 1, 2021), the Closing Price per share of Petros Common Stock is, for a period of twenty (20) trading days during any thirty (30) consecutive trading day period, greater than or equal to certain minimums.

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

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which is liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 10,232,090 shares of Petros Common Stock. As of December 31, 2021, the milestones have not been achieved. The fair value of the derivative liability was $0.5 million and $9.9 million as of December 31, 2021 and December 31, 2020, respectively.

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

11)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 1,521,654 shares to a total of 2,600,000 shares of common stock. As of December 31, 2021, there were 2,600,000 shares authorized and 1,867,948 shares available for issuance under the 2020 Plan.

Upon the consummation of the Mergers as disclosed in Note 1, Neurotrope options issued and outstanding as of December 1, 2020 were converted into equivalent options to purchase stocks of Petros common stock and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of stock options for the period from December 1, 2020 through December 31, 2020 and for the year ended December 31, 2021:

			Weighted-Average	Aggregate Instrinsic
		Weighted-Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 1, 2020	574,331	$51.43	0.9	$—
Options granted	—	—	—	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	—	—	—	—
Less: options exercised	—	—	—	—
Options outstanding at December 31, 2020	574,331	$51.43	0.9	$—
Options granted	615,669	3.38	9.23	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	(574,331)	51.43	—	—
Less: options exercised	—	—	—	—
Options outstanding at December 31, 2021	615,669	$3.38	9.23	$—
Options exercisable at December 31, 2021	277,835	$3.40	9.23	$—

The Company did not issue any RSU’s during the period from December 1, 2020 through December 31, 2020. The following is a summary of RSU’s for the year ended December 31, 2021:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (Years)	($in thousands)
RSU’s outstanding at December 31, 2020	—	$—	—	$—
RSU’s granted	116,383	3.29	9.84	—
Less: RSU’s forfeited	—	—	—	—
Less: RSU’s expired/cancelled	—	—	—	—
Less: RSU’s exercised	—	—	—	—
RSU’s outstanding at December 31, 2021	116,383	$3.29	9.84	$—
RSU’s exercisable at December 31, 2021	—	$—	—	$—

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

On April 8, 2021, in connection with the Directors' appointment to the Board upon the Company becoming an independent publicly traded company on December 1, 2020, the Company awarded each of the five Directors an initial grant of options (the "Initial Grant") to purchase 50,000 shares of common stock of the Company at an exercise price of $3.18 per share. The shares of common stock underlying the options vested 25% on the date of grant, 25% shall vest upon the six-month anniversary of the date of grant and the remainder shall vest in equal installments over the following four fiscal quarters. On April 23, 2021, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, received $72,000 of RSUs when the closing stock price was $3.09 per share, or 23,301 RSUs granted with cliff vesting of 100% in one year. In addition, on April 8, 2021, the Company granted to five directors an additional 93,802 RSUs, valued at $296,000, contingent upon the shareholders approving an increase in the Plan. In December 2021, in connection with the 2020 Plan being increased, the Board approved these grants to the five directors, valued at $310,894.

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

Stock-based compensation expense recognized for the year ended December 31, 2021 was $1,305,150 and is recorded in general and administrative expenses in the consolidated statements of operations. The Company did not incur any stock-based compensation expense for the period from December 1, 2020 through December 31, 2020.

12)    Common Stock Warrants

Upon the consummation of the Merger as disclosed in Note 1, Neurotrope warrants issued and outstanding as of December 1, 2020 were converted into equivalent warrants to purchase common stock of Petros and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of warrants for the year ended December 31, 2021:

Number of Shares
Warrants outstanding at December 1, 2020	4,407,962
Warrants issued	—
Warrants exercised	—
Warrants expired	—
Warrants outstanding at December 31, 2020	4,407,962
Warrants issued	7,853,558
Warrants exercised	(2,014,586)
Warrants expired	(207,913)
Warrants outstanding at December 31, 2021	10,039,021

As of December 31, 2021, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
2,780	1.60	August 23, 2023
22,800	35.65	June 1, 2024
74,864	21.85	June 17, 2024
20,043	31.25	June 19, 2024
22,800	26.55	September 1, 2024
10,500	12.738	September 16, 2024
22,800	4.30	December 1, 2024
28,000	5.65	March 2, 2025
28,000	7.30	June 1, 2025
28,000	5.50	September 1, 2025
28,000	4.705	December 1, 2025
2,221,829	7.50	December 1, 2025
908,498	17.50	December 1, 2025
623,303	51.25	December 1, 2025
157,832	125.00	December 1, 2025
1,751,311	1.715	October 18, 2026
2,337,719	3.50	December 12, 2026
1,749,942	3.50	December 27, 2026
10,039,021

13)    Basic and Diluted Net Loss per Common Share

Upon the consummation of the Mergers on December 1, 2020, the basic weighted average number of common shares outstanding for the year ended December 31, 2020 has been calculated using the number of common units outstanding of Metuchen from January 1, 2020 through the December 1, 2020 acquisition date multiplied by the exchange ratio used in the transaction and the number of common shares outstanding of the Company from December 1, 2020 through December 31, 2020.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Years Ended
	December 31,
	2021	2020
Numerator
Net (loss) income	$(8,986,676)	$(20,585,925)
Denominator
Weighted-average common shares for basic and diluted net loss per unit	10,889,766	5,340,682

Basic and diluted net loss per common share	$(0.83)	$(3.85)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Years Ended
	December 31,
	2021	2020
Stock options	615,669	574,331
RSUs	116,383	—
Warrants	10,039,021	4,407,962
Total	10,771,073	4,982,293

14)   Marketing, Licensing and Distribution Agreements

(a)    Vivus

On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and exploitation of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. In December 2000, Vivus originally was granted the license from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the Food and Drug Administration (“FDA”) in April 2012 to treat male erectile dysfunction.

Under the License Agreement, the Company will pay MTPC a royalty of 5% on the first $500 million of net sales and 6% of net sales thereafter. In consideration for the trademark assignment and the use of the trademarks associated with the product and the Vivus technology, the Company shall (a) during the first, second, and third years following the expiration of the Royalty Period in a particular country in the Company’s territory, pay to Vivus a royalty equal to 2% of the net sales of products in such territory; and (b) following the fourth and fifth years following the end of the Royalty Period in such territory, pay to Vivus a royalty equal to 1% of the net sales of products in such territory. Thereafter, no further royalties shall be owed with respect to net sales of Stendra® in such territory.

In addition, the Company will be responsible for a pro-rata portion of a $6 million milestone payment to be paid once $250 million in sales has been reached on the separate revenue stream of Stendra®. Should the $250 million of sales threshold be reached, the Company will be responsible for $3.2 million of the milestone payment.

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement on the effective date of the License Agreement, which has since been terminated, effective September 30, 2021.

On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note. The Company will record the impact of this transaction, including the expected gain in the first quarter of 2022.

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payment and upon the Company’s satisfaction of certain regulatory submissions Vivus released 50% of the quantity of bulk Stendra® tablets on January 18, 2022 under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six month supply of inventory. Under the Vivus Settlement Agreement Vivus also agreed to release the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order upon the Company’s satisfaction of the remaining regulatory submission requirements (not to exceed 180 days from the date of the Vivus Settlement Agreement). The Vivus Settlement Agreement stipulated that Vivus is the sole owner of all API unless or until such time as certain quantities of API are shipped to the Company upon the fulfillment of the aforementioned payment conditions.

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default.

As of December 31, 2021 and 2020, the Company has $14.2 and $14.2 million, respectively, of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. As API inventory is not a finished good, the Company does not have title to the product and classifies API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of December 31, 2021 and 2020, there was $1.4 million and $1.3 million, respectively, included in other current assets (see Note 5 Prepaid and Other Current Assets). As of December 31, 2021 and 2020, there was $11.0 million and $11.1 million included as non-current on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. During the year ended December 31, 2020, the Company recorded a reserve of $0.8 million, which is included in cost of goods sold, to reduce the cost of API inventory to its net realizable value. The Company did not record any reserve for the year ended December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company incurred royalties to MTPC for Stendra(R) of $221,211 and $317,875, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of December 31, 2021, the Company had a receivable for royalties of $81,136, which is included in other current assets in prepaid expenses and other current assets (see Note 5 Prepaid and Other Current Assets). As of December 31, 2020, the Company had a payable for royalties of $8,728, which is included in accrued expenses in the accompanying consolidated balance sheets.

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

(b)    Patheon

Following the termination of the Vivus Supply Agreement, Petros, through its subsidiary Metuchen, entered into a Technology Transfer Service Agreement on January 20, 2022 with Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific (“Patheon”), pursuant to which the Company and Patheon agreed to collaborate as strategic partners for commercial production of Stendra® tablets at Patheon’s facilities in Cincinnati, Ohio. Under the Agreement, Patheon or one of its affiliates will provide pharmaceutical development and technology transfer services in order to establish and validate its ability to manufacture supply of the Company’s Stendra® product. Any commercial sale of product manufactured during the performance of the Agreement must be subject to a subsequent commercial manufacturing services agreement (with associated quality agreement) between the parties before it can be offered for commercial sale.

(c)    Hybrid

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

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, and $200,000 on December 23, 2021.

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

(c)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 2.7 years to 5.0 years.

The components of lease expense were as follows:

	For the Years Ended
	December 31,
	2021	2020
Operating Lease Cost:
Fixed lease cost	$179,246	$179,246

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2021	As of December 31, 2020
Operating lease ROU asset:
Other assets	$475,557	$579,535

Operating lease liability:
Other current liabilities	$125,579	$108,971
Other long-term liabilities	405,018	530,597
Total operating lease liability	$530,597	$639,568

Supplemental lease term and discount rate information related to leases was as follows:

	As of December 31, 2021	As of December 31, 2020
Weighted-average remaining lease terms - operating leases	3.69 years	4.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$184,239	$182,639

Future minimum lease payments under non-cancelable leases as of December 31, 2021 were as follows:

Lease Liability Maturity Analysis	Operating Leases
2022	$187,739
2023	189,374
2024	155,242
2025	81,107
2026	82,324
Thereafter	—
Total lease payments	695,787
Less: Imputed Interest	(165,190)
Total	$530,597

On November 30, 2021, the Company entered into a sublease with respect to its entire headquarters facility. The sublessor delivered a $14,000 security deposit to the Company on the lease commencement date and also agreed to pay $7,000 per month for the term beginning January 10, 2022 and continuing until the expiration of the head lease on August 30, 2024. The Company will account for this sublease as an operating lease in accordance with the lessor accounting guidance within ASC 842.

As of December 31, 2021, the Company had no operating leases that had not yet commenced.

16)    Income Taxes

The current and deferred income tax expense (benefit) for the years ended December 31, 2021 and 2020 is as follows:

	For the Years Ended December 31,
	2021	2020
Current expense (benefit):
Federal	$—	$5,085
State	—	88
Total current expense (benefit)	—	5,173
Deferred expense (benefit):
Federal	—	(1,378,731)
State	—	(53,435)
Total deferred expense (benefit)	—	(1,432,166)
Total income tax expense (benefit)	$—	$(1,426,993)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2021	2020
Income at US statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(0.61)%	1.56%
Permanent differences	22.31%	(2.68)%
Recapitalization	0.00%	36.49%
Pass through income to members	0.00%	(32.71)%
Book income return to provision	7.43%	0.00%
Valuation allowance	(55.55)%	(17.22)%
Adjustment to opening deferrals - short period	5.42%	0.00%
Effective income tax rate	0.00%	6.44%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and December 31, 2020 are as follows:

	For the Years Ended December 31,
	2021	2020
Accruals	$186,739	$90,222
Intangible assets	(1,006,954)	(1,238,128)
Depreciation and amortization	5,669,065	5,661,235
Expenses not currently deductible	815,108	148,708
Net operating loss carryforwards	3,702,789	57,266
Interest expense limitation	96,920	25,547
Stock-based compensation	2,716,370	2,505,425
Valuation allowance	(12,180,037)	(7,250,275)
Total deferred tax liability	$—	$—

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards (“NOL”) will not be utilized in the foreseeable future.

The cumulative valuation allowance as of December 31, 2021 is $12.2 million, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2021, the Company’s estimated aggregate total NOLs were $17.4 million for U.S. federal purposes with an indefinite life due to regulations set forth in the Tax Cuts and Jobs Act of 2017. The future utilization of the NOLs are limited to 80% of taxable income. The aggregate total NOLs are presented before Internal Revenue Code, Section 382 limitations ("Section 382"). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company's ability to utilize all such NOL and credit carryforwards may be limited.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The Company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date, and generally states implement a statute of limitations between 3 and 5 years.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021, the Company has not recorded any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

17)    Defined Contribution Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Eligible employees can contribute to the defined contribution plan, subject to certain limitations, on a pre-tax basis. The Company matches up to 100% of the first 6% of each employee’s contribution and is recognized as expense in general and administrative expenses on the consolidated statement of operations. Employer contributions were $57,543 and $116,364 for the year ended December 31, 2021 and 2020, respectively.

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

The Company’s results of operations by reportable segment for the year ended December 31, 2021 are summarized as follows:

	Prescription	Medical
For the year ended December 31, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$4,605,043	$3,206,221	$—	$7,811,264
Cost of goods sold	577,795	1,021,771	—	1,599,566
Selling, general and administrative expenses	6,473,482	2,620,403	6,499,348	15,593,233
Research and development expenses	1,788,491	—	—	1,788,491
Depreciation and amortization expense	5,564,499	1,313,491	—	6,877,990
Change in fair value of derivative liability	—	—	(9,430,000)	(9,430,000)
Interest expense	—	—	368,660	368,660
Net loss	$(9,799,224)	$(1,749,444)	$2,561,992	$(8,986,676)

The Company’s results of operations by reportable segment for the year ended December 31, 2020 are summarized as follows:

	Prescription	Medical
For the year ended December 31, 2020	Medications	Devices	Corporate	Consolidated
Net sales	$6,357,498	$3,201,971	$—	$9,559,469
Cost of goods sold	3,083,417	963,049	—	4,046,466
Selling, general and administrative expenses	8,784,716	2,024,448	4,865,804	15,674,968
Research and development expense	459,636	—	—	459,636
Depreciation and amortization expense	5,424,292	1,236,146	—	6,660,438
Change in fair value of derivative liability	—	—	1,680,000	1,680,000
Interest expense	—	—	3,050,879	3,050,879
Income tax benefit	—	1,426,993	—	1,426,993
Net loss	$(11,394,563)	$(405,321)	$(9,596,683)	$(20,585,925)

The following table reflects net sales by geographic region for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
Net sales	2021	2020
United States	$6,572,849	$8,555,831
International	1,238,415	1,003,638
	$7,811,264	$9,559,469

No individual country other than the United States accounted for 10% of total sales for the year ended December 31, 2021 and 2020.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2021 are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$19,071,407	$6,221,742	$25,293,149
Total segment assets	$59,657,514	$7,732,544	$67,390,058

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2020 are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$24,625,686	$7,535,233	$32,160,919
Total segment assets	$60,725,191	$9,128,823	$69,854,014