Form 10-Q
period 2022-03-31
Petros Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 20,684,723 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID 19”) pandemic, including the emergence of new variants, such as the Omicron variant, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2021 and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$17,671,871	$23,847,572
Accounts receivable, net	3,740,775	2,455,386
Inventories	1,942,873	519,649
Prepaid expenses and other current assets	3,482,586	3,720,088
Total current assets	26,838,105	30,542,695

Fixed assets, net	46,842	49,397
Intangible assets, net	23,734,834	25,293,149
API purchase commitment	4,796,771	11,029,260
Other assets	447,595	475,557
Total assets	$55,864,147	$67,390,058

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,700,326	$4,557,969
Accrued expenses	5,512,006	11,957,384
Accrued inventory purchases	—	14,203,905
Other current liabilities	352,436	260,818
Current portion of promissory note	723,982	—
Total current liabilities	10,288,750	30,980,076

Promissory note	9,477,776	—
Derivative liability	—	460,000
Other long-term liabilities	371,053	405,018
Total liabilities	20,137,579	31,845,094

Stockholders’ Equity:
Preferred stock (par value of $0.0001 per share, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	—	—
Common stock (par value of $0.0001 per share, 150,000,000 shares authorized, 20,684,723 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively)	2,068	2,068
Additional paid-in capital	106,587,544	106,231,716
Accumulated deficit	(70,863,044)	(70,688,820)
Total Stockholders’ Equity	35,726,568	35,544,964

Total Liabilities and Stockholders' Equity	$55,864,147	$67,390,058

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Net sales	$2,465,169	$4,075,606
Cost of goods sold	472,340	643,386
Gross profit	1,992,829	3,432,220
Operating expenses:
Selling, general and administrative	3,897,738	3,881,717
Gain on settlement with Vivus	(3,389,941)	—
Research and development expense	405,360	19,181
Depreciation and amortization expense	1,560,870	1,728,829
Total operating expenses	2,474,027	5,629,727

Loss from operations	(481,198)	(2,197,507)
Change in fair value of derivative liability	460,000	5,380,000
Interest expense, senior debt	—	(173,412)
Interest expense, promissory note	(153,026)	—
Net income (loss)	$(174,224)	$3,009,081
Net income (loss) per common share
Basic and Diluted	$(0.01)	$0.31
Weighted average common shares outstanding
Basic	20,684,723	9,753,086
Effects of common share equivalents	—	1,600
Diluted	20,684,723	9,754,686

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Common	Additional
	Preferred	Common	Stock	Paid-in	Accumulated
	Stock	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2022
Balance, December 31, 2021	—	20,684,723	$2,068	$106,231,716	$(70,688,820)	$35,544,964
Stock-based compensation expense	—	—	—	355,828	—	355,828
Net loss	—	—	—	—	(174,224)	(174,224)
Balance, March 31, 2022	—	20,684,723	$2,068	$106,587,544	$(70,863,044)	$35,726,568

Three Months Ended March 31, 2021
Balance, December 31, 2020	500	9,707,655	$971	$79,170,225	$(61,702,144)	$17,469,052
Conversion of Preferred Stock to Common Stock	(500)	60,606	6	(6)	—	—
Non-employee stock-based compensation	—	30,000	3	97,797	—	97,800
Stock-based compensation expense	—	—	—	347,207	—	347,207
Net income	—	—	—	—	3,009,081	3,009,081
Balance, March 31, 2021	—	9,798,261	$980	$79,615,223	$(58,693,063)	$20,923,140

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(174,224)	$3,009,081
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,560,870	1,728,829
Bad debt expense (recoveries)	(115,364)	2,984
Inventory and sample inventory reserve	3,594	48,228
Amortization of deferred financing costs and debt discount	—	12,500
Lease expense	27,962	25,156
Derivative liability	(460,000)	(5,380,000)
Deferred revenue	(70,343)	—
Gain on settlement with Vivus	(3,389,941)	—
Employee stock-based compensation	355,828	347,207
Non-employee stock-based compensation	—	97,800
Changes in operating assets and liabilities:
Accounts receivable	(1,170,025)	(1,044,213)
Inventories	(1,426,818)	193,987
Prepaid expenses and other current assets	237,502	172,051
Accounts payable	(857,643)	(333,273)
Accrued expenses	74,905	698,498
Other current liabilities	161,961	74,992
Other long-term liabilities	(33,965)	(100,408)
Net cash used in operating activities	(5,275,701)	(446,581)

Cash flows from financing activities:
Payment of promissory note	(900,000)	—
Payment of senior debt	—	(1,592,028)
Payment of portion of senior debt end of term fee	—	(534,375)
Net cash used in financing activities	(900,000)	(2,126,403)

Net decrease in cash	(6,175,701)	(2,572,984)

Cash, beginning of period	23,847,572	17,139,694
Cash, end of period	$17,671,871	$14,566,710

Supplemental cash flow information:
Cash paid for interest during the period	$—	$176,677

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$(6,520,283)	$—
Noncash decrease in accrued inventory purchases related to Vivus settlement	(14,203,905)	—
Noncash increase in promissory note related to Vivus settlement	10,201,758	—
Noncash decrease in API purchase commitment related to Vivus settlement	6,232,489	—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, and Liquidity

Nature of Operations

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) is a pharmaceutical company focused on men’s health therapeutics with a full range of commercial capabilities including sales, marketing, regulatory and medical affairs, finance, trade relations, pharmacovigilance, market access relations, manufacturing, and distribution.

Petros consists of wholly owned subsidiaries, Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). The Company is engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE 5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which we have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV. In addition to ED products, we have acquired an exclusive global license to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease.

The Company was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (the “Merger Agreement”), by and between Petros, Neurotrope,, PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen. The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020. On December 7, 2020, Neurotrope completed the spin-off of certain assets, whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided in the Merger Agreement, and all of the operating assets and liabilities of Neurotrope not retained by Neurotrope in connection with the Mergers were contributed to Synaptogenix, Inc. (formerly known as Neurotrope Bioscience, Inc.), a Delaware corporation (“Synaptogenix”), and a wholly-owned subsidiary of Neurotrope.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows. However, actual results could differ from those estimates. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2021.

All transactions between the consolidated entities have been eliminated in consolidation.

Liquidity

The Company has experienced net losses and negative cash flows from operations since our inception. As of March 31, 2022, the Company had cash of $17.7 million, positive working capital of $16.5 million, an accumulated deficit of $70.9 million and used cash in operations during the three months ended March 31, 2022 of $5.3 million. The Company’s plans include, or may include, utilizing its cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. The terms of this promissory note are discussed in Note 8. The Company believes the cash on hand is sufficient to fund operations and debt service through at least May 16, 2023, however for periods after May 16,

2023, the Company may need to raise additional funds or curtail certain discretionary expenditures in order to maintain an appropriate level of cash to fund our operations. While the Company is optimistic that it will be successful in its efforts to achieve its plans, there can be no assurances that it will be successful in doing so.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, assessment of long-lived assets, including intangible asset impairment and the valuation of the derivative liability, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

The World Health Organization (“WHO”) declared the coronavirus (“COVID-19”) a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants, such as the Omicron variants, will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2022 and beyond.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians had prevented in-person visits by sales representatives to physicians’ offices. The Company had taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continued to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices. In January 2022, the Company sub-leased its Manalapan office and all administrative employees are working remotely for the foreseeable future. The Company has fully resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. Since the beginning of the COVID-19 pandemic, we have experienced a shift from in-person sales to online, telehealth-based sales. These online sales generally have lower gross margins than in-person sales, which has impacted our net revenues.

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

As of March 31, 2022 and December 31, 2021, the reserves for sales deductions were $4.7 million and $4.7 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of March 31, 2022 and December 31, 2021, the reserves for product returns were $3.8 million and $3.8 million, respectively, and are included as a component of accrued expenses.

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

The Company has entered into DSAs with certain of our significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our pharmaceutical products held at their warehouse locations. See Note 3 Accounts Receivable, net for further discussion of these reserves.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of March 31, 2022 and December 31, 2021, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at March 31, 2022 and December 31, 2021.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as of March 31, 2022 and December 31, 2021 was $0 million and $0.5 million, respectively. See Note 9 Stockholders’ Equity.

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

The Company’s option pricing model requires the input of highly subjective assumptions, including the volatility and expected term. Any changes in these highly subjective assumptions can significantly impact stock-based compensation expense. See Note 10 Stock Options.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of March 31, 2022 and December 31, 2021, no accrued interest or penalties are recorded in the consolidated balance sheet.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the three months ended March 31, 2022. See Note 13 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Pending Adoption as of March 31, 2022

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

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	March 31,	December 31,
	2022	2021
Gross accounts receivables	$4,528,812	$3,363,827
Distribution service fees	(317,247)	(371,310)
Chargebacks accrual	(5,880)	—
Cash discount allowances	(202,589)	(159,446)
Allowance for doubtful accounts	(262,321)	(377,685)
Total accounts receivable, net	$3,740,775	$2,455,386

For the three months ended March 31, 2022, gross sales from customers representing 10% or more of the Company’s total gross sales included three customers which represented approximately 30%, 23% and 22% of total gross sales, respectively. For the three months ended March 31, 2021, gross sales from customers representing 10% or more of the Company’s total gross sales included one customer which represented approximately 88% of total gross sales.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at March 31, 2022 equal to 35% and 31%, respectively, of the Company’s total gross accounts receivables. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at December 31, 2021 equal to 40%, 19% and 15%, respectively, of the Company’s total gross accounts receivables.

4)    Inventories

Inventory is comprised of the following:

	March 31, 2022	December 31, 2021
Raw materials	$1,854,160	$359,741
Finished goods	88,713	159,908
Total inventory	$1,942,873	$519,649

Finished goods are net of valuation reserves of $386,892 and $383,298 as of March 31, 2022 and December 31, 2021, respectively. Raw materials are net of valuation reserves of $2,872,977 as of March 31, 2022 and December 31, 2021, which is related to bulk inventory that is fully reserved.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$128,004	$73,223
Prepaid FDA fees	554,120	831,179
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 13)	1,419,538	1,419,538
Due from wholesalers	609,059	609,059
Other prepaid expenses	624,823	605,422
Other current assets	75,542	110,167
Total prepaid expenses and other current assets	$3,482,586	$3,720,088

6)    Intangible Assets

Balance at December 31, 2020	$32,160,919
Amortization expense	(6,867,770)
Balance at December 31, 2021	25,293,149
Amortization expense	(1,558,315)
Balance at March 31, 2022	$23,734,834

The future annual amortization related to the Company’s intangible assets is as follows as of March 31, 2022:

2022 (remaining 9 months)	4,633,426
2023	5,445,729
2024	4,650,787
2025	2,716,011
2026	2,201,720
Thereafter	4,087,161
Total	$23,734,834

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of March 31, 2022 are $17.8 million, $4.6 million and $1.3 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2021 were $19.1 million, $4.9 million and $1.4 million, respectively. The Company determined that no impairment existed as of March 31, 2022.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2022	December 31, 2021
Accrued price protection (see note 13)	$—	$1,853,979
Accrued product returns	3,763,211	6,192,845
Accrued contract rebates	376,937	379,242
Due to Vivus (see Note 13)	—	2,267,523
Due to third-party logistics provider	349,410	479,178
Accrued bonuses	532,729	527,563
Accrued professional fees	14,957	125,392
Other accrued expenses	474,762	131,662
Total accrued expenses	$5,512,006	$11,957,384

8)    Debt

Promissory Note

In connection with the Settlement Agreement entered into with Vivus (see Note 13), Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note.

Under the terms of the Note, the original principal amount of $10,201,758 is payable in consecutive quarterly installments of principal and interest beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement.

During the three months ended March 31, 2022, the Company recorded $153,026 of interest expense related to the Note.

Senior Debt

The Company did not have any senior indebtedness as of March 31, 2022 and December 31, 2021.

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

Interest expense on the Senior Debt was $173,412 for the three months ended March 31, 2021. As of December 31, 2021, there was $0 of accrued and unpaid interest.

9)     Stockholders’ Equity

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

Effective April 1, 2021, the Company entered into a Consulting and Advisory Agreement (the “King Agreement”) with Tania King, an employee of Juggernaut Capital Partners LLP, for certain services. The term of the King Agreement is indefinite but may be terminated by either party, with or without cause. As consideration for the consulting and advisory services, the Company will pay Ms. King a monthly fee of $4,000, an additional $12,000 payment included with the first monthly fee for services provided since January 1, 2021, and issue restricted stock units for shares of the Company’s common stock (“RSU’s”) with a cash value of $72,000 as of the date of the grant (the “King Grant Date”). The RSU’s shall vest and settle in full on the one-year anniversary of the King Grant Date. On April 7, 2022, the Company issued an additional grant of 60,505 RSU’s of the Company’s common stock with a value of $72,001 as of the date of the grant. The RSU’s vest and settle in full on the one-year anniversary of the additional grant date.

Effective June 4, 2021, the Company entered into a Service Agreement with IRTH Communications, LLC (“IRTH”) for certain investor relations services (the “IRTH Agreement”). The term of the IRTH Agreement is for one year with an optional one-year renewal term. As consideration for the services, the Company will pay IRTH a fixed fee of $6,750 per month for the term of the IRTH Agreement and issued 28,338 restricted shares of the Company’s common stock with a value of $90,002 as of the date of the grant (the “IRTH Grant Date”). The restricted shares vest immediately on the IRTH Agreement Grant Date.

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

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which was liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment was only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 10,232,090 shares of Petros Common Stock. As of March 31, 2022, the milestones have not been achieved. The fair value of the derivative liability was $0 and $0.5 million as of March 31, 2022 and December 31, 2021, respectively.

Metuchen equity holders will have the opportunity to receive the following during the period ending December 2022:

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

10)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 1,521,654 shares to a total of 2,600,000 shares of common stock. As of March 31, 2022, there were 2,600,000 shares authorized and 1,817,948 shares available for issuance under the 2020 Plan.

The following is a summary of stock options for the three months ended March 31, 2022 and for the year ended December 31, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2020	574,331	$51.43	0.9	$—
Options granted	615,669	3.38	9.23	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	(574,331)	51.43	—	—
Less: options exercised	—	—	—	—
Options outstanding at December 31, 2021	615,669	3.38	9.23	—
Options granted	50,000	3.34	9.76	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	—	—	—	—
Less: options exercised	—	—	—	—
Options outstanding at March 31, 2022	665,669	$3.38	9.06	$—

Options exercisable at March 31, 2022	381,752	$3.44	9.07	$—

The following is a summary of RSU’s for the three months ended March 31, 2022 and for the year ended December 31, 2021:

Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
RSU’s outstanding at December 31, 2020	—	$—	—	$—
RSU’s granted	116,383	3.29	9.84	—
Less: RSU’s forfeited	—	—	—	—
Less: RSU’s expired/cancelled	—	—	—	—
Less: RSU’s exercised	—	—	—	—
RSU’s outstanding at December 31, 2021	116,383	3.29	9.84	—
RSU’s granted	—	—	—	—
Less: RSU’s forfeited	—	—	—	—
Less: RSU’s expired/cancelled	—	—	—	—
Less: RSU’s exercised	—	—	—	—
RSU’s outstanding at March 31, 2022	116,383	$3.29	9.60	$—
RSU’s exercisable at March 31, 2022	—	$—	—	$—

On January 4, 2022, pursuant to a consulting agreement, the Company awarded a grant of 50,000 options to purchase shares of common stock of the Company at an exercise price of $3.34 per share. The shares of common stock underlying the options vested 100% upon issuance.

On April 7, 2022, the Company awarded the four Directors grants of 248,742 total RSU’s with a stock price of $1.19 per share. The RSU’s shall vest 100% on one year anniversary of the date of grant. Also on April 7, 2022, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, was granted 60,505 RSUs with a stock price of $1.19 per share. The RSU’s shall vest 100% on one year anniversary of the date of grant.

Stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021 was $355,828 and $347,207, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.

11)    Common Stock Warrants

The following is a summary of warrants for the three months ended March 31, 2022 and for the year ended December 31, 2021:

Number of Shares
Warrants outstanding at December 31, 2020	4,407,962
Warrants issued	7,853,558
Warrants exercised	(2,014,586)
Warrants expired	(207,913)
Warrants outstanding at December 31, 2021 and March 31, 2022	10,039,021

As of March 31, 2022, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
2,780	$1.60	August 23, 2023
22,800	35.65	June 1, 2024
74,864	21.85	June 17, 2024
20,043	31.25	June 19, 2024
22,800	26.55	September 1, 2024
10,500	12.738	September 16, 2024
22,800	4.30	December 1, 2024
28,000	5.65	March 2, 2025
28,000	7.30	June 1, 2025
28,000	5.50	September 1, 2025
28,000	4.705	December 1, 2025
2,221,829	7.50	December 1, 2025
908,498	17.50	December 1, 2025
623,303	51.25	December 1, 2025
157,832	125.00	December 1, 2025
1,751,311	1.715	October 19, 2026
2,337,719	3.50	December 2, 2026
1,749,942	3.50	December 27, 2026
10,039,021

12)    Basic and Diluted Net Income (Loss) per Common Share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator
Net income (loss)	$(174,224)	$3,009,081
Denominator
Weighted-average common shares for basic net income (loss) per share	20,684,723	9,753,086
Effect of common share equivalents within common stock warrants	—	1,600
Weighted-average common shares for diluted net (loss) income per share	20,684,723	9,754,686

Basic and diluted net income (loss) per common share	$(0.01)	$0.31

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended
	March 31,
	2022	2021
Stock Options	665,669	790,000
RSU’s	116,383	—
Warrants	10,039,021	4,405,182
Total	10,821,073	5,195,182

13)   Marketing, Licensing and Distribution Agreements

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement. The License Agreement, was terminated, effective September 30, 2021.

On January 18, 2022, Petros and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory under the Vivus Supply Agreement. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the original principal amount of $10,201,758, which the Company believes approximates fair value (See Note 8).

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payment and upon the Company’s satisfaction of certain regulatory submissions Vivus released 50% of the quantity of bulk Stendra® tablets on January 18, 2022 under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Under the Vivus Settlement Agreement Vivus also agreed to release the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order upon the Company’s satisfaction of the remaining regulatory submission requirements (not to exceed 180 days from the date of the Vivus Settlement Agreement). The Vivus Settlement Agreement stipulated that Vivus is the sole owner of all API unless or until such time as certain quantities of API are shipped to the Company upon the fulfillment of the aforementioned payment conditions.

As a result of entering into the Vivus Settlement Agreement, the Company decreased accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement for the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company has $0 and $14.2 million, respectively, of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. As API inventory is not a finished good, the Company does not have title to the product and classifies API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of March 31, 2022 and December 31, 2021, there was $1.4 million and

$1.4 million, respectively, included in other current assets (see Note 5 Prepaid and Other Current Assets). As of March 31, 2022 and December 31, 2021, there was $4.8 million and $11.0 million included as non-current on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 and 2021, the Company incurred royalties to MTPC for Stendra® of $76,238 and $160,032, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the Company had a receivable for royalties of $4,897 and $81,136, respectively, which is included in other current assets in prepaid expenses and other current assets (see Note 5 Prepaid and Other Current Assets).

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

(c)    Hybrid

In March 2020, the Company acquired the exclusive license to H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. The Company paid an initial license fee of $100,000, with an additional $900,000 payment due upon obtainment of orphan indication for H100™ and termination of Hybrid’s existing agreement with a compounding pharmacy, and additional annual payments of $125,000, $150,000 and $200,000 due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales. In addition, the Company may terminate at any time after first anniversary, without cause, upon ninety (90) days’ notice.

The Company has treated the acquisition as an asset acquisition and has concluded that the asset acquired and the upfront payment should be expensed as it was considered an IPR&D asset with no alternative future uses.

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, $200,000 on December 23, 2021 and $150,000 on March 24, 2022.

14)  Commitments and Contingencies

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

(c)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 2.4 years to 4.8 years.

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

The components of lease expense were consisted entirely of fixed lease costs related to operating leases. These costs were $44,812 for the three months ended March 31, 2022 and 2021, respectively. Fixed lease costs for the three months ended March 31, 2022 were offset by sublease income of $21,000.

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2022	As of December 31, 2021
Operating lease ROU asset:
Other assets	$447,595	$475,557

Operating lease liability:
Other current liabilities	$129,458	$125,579
Other long-term liabilities	371,053	405,018
Total operating lease liability	$500,511	$530,597

Supplemental lease term and discount rate information related to leases was as follows:

	As of March 31, 2022	As of December 31, 2021
Weighted-average remaining lease terms - operating leases	3.4 years	3.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Three Months
	Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,935	$45,942

Future minimum lease payments under non-cancelable leases as of March 31, 2022, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2022 (remaining 9 months)	140,805
2023	189,374
2024	155,242
2025	81,107
2026	82,324
Thereafter	—
Total lease payments	648,852
Less: Imputed Interest	(148,341)
Total	$500,511

Future minimum sublease income under non-cancelable leases as of March 31, 2022, were as follows:

Sublease income	Operating Leases
2022 (remaining 9 months)	63,000
2023	84,000
2024	56,000
Total	$203,000

As of March 31, 2022, the Company had no operating leases that had not yet commenced.

15)    Segment Information

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

The Company’s results of operations by reportable segment for the three months ended March 31, 2022 are summarized as follows:

	Prescription	Medical
	Medications	Devices	Corporate	Consolidated
Net sales	$1,524,768	$940,401	$—	$2,465,169
Cost of goods sold	138,181	334,159	—	472,340
Selling, general and administrative expenses	1,711,019	663,591	1,523,128	3,897,738
Gain on settlement with Vivus	(3,389,941)	—	—	(3,389,941)
Research and development expenses	405,360	—	—	405,360
Depreciation and amortization expense	1,269,663	291,207	—	1,560,870
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest expense	—	—	153,026	153,026
Income tax (expense)	—	—	—	—
Net income (loss)	$1,390,486	$(348,556)	$(1,216,154)	$(174,224)

The Company’s results of operations by reportable segment for the three months ended March 31, 2021 are summarized as follows:

	Prescription	Medical
	Medications	Devices	Corporate	Consolidated
Net sales	$3,200,647	$874,959	$—	$4,075,606
Cost of goods sold	389,281	254,105	—	643,386
Selling, general and administrative expenses	1,734,333	546,995	1,600,389	3,881,717
Research and development expense	19,181	—	—	19,181
Depreciation and amortization expense	1,398,270	330,559	—	1,728,829
Change in fair value of derivative liability	—	—	(5,380,000)	(5,380,000)
Interest expense	—	—	173,412	173,412
Income tax benefit	—	—	—	—
Net income (loss)	$(340,418)	$(256,700)	$3,606,199	$3,009,081

The following table reflects net sales by geographic region for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
Net sales	2022	2021
United States	$2,045,624	$3,704,523
International	419,545	371,083
	$2,465,169	$4,075,606

No individual country other than the United States accounted for 10% of total sales for the three months ended March 31, 2022 and 2021.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of March 31, 2022, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$17,804,298	$5,930,536	$23,734,834
Total segment assets	$48,240,984	$7,623,163	$55,864,147

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2021, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$19,071,407	$6,221,742	$25,293,149
Total segment assets	$59,657,514	$7,732,544	$67,390,058

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) is a pharmaceutical company focused on men’s health therapeutics, consisting of wholly owned subsidiaries, Metuchen Pharmaceuticals, LLC (“Metuchen”), Timm Medical Technologies, Inc. (“Timm Medical”), Neurotrope, Inc. (“Neurotrope”), and Pos-T-Vac, LLC (“PTV”). On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and development of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. Stendra® is a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”) and is the only patent protected PDE-5 inhibitor on the market. Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing). Petros is also currently conducting non-clinical consumer studies in connection with the contemplated pursuit of FDA approval for Stendra® for over-the-counter (“OTC”) use in treating ED

In addition to Stendra®, Petros’ ED portfolio also includes external penile rigidity devices, namely VEDs, which are sold domestically and internationally. In addition to ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, Petros acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, $200,000 on December 23, 2021 and $150,000 on March 24, 2022.

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

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians had prevented in-person visits by sales representatives to physicians’ offices. The Company had taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continued to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices. In January 2022, the Company sub-leased its Manalapan office and all administrative employees are working remotely for the foreseeable future. The Company has fully resumed in-person interactions by its customer-facing personnel in compliance with local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. Since the beginning of the COVID-19 pandemic, we have experienced a shift from in-person sales to online, telehealth-based sales. These online sales generally have lower gross margins than in-person sales, which has impacted our net revenues.

Nature of Operations and Basis of Presentation

Petros is a pharmaceutical company focused on men’s health therapeutics with a full range of commercial capabilities including sales, marketing, regulatory and medical affairs, finance, trade relations, pharmacovigilance, market access relations, manufacturing, and distribution.

Petros consists of wholly owned subsidiaries, Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). The Company is engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE 5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which we have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV. In addition to ED products, we have acquired an exclusive global license to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease.

The Company was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope,, PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen. The Merger Agreement provided for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into Neurotrope, with Neurotrope surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). As a result of the Mergers, Metuchen and Neurotrope became wholly-owned subsidiaries of Petros, and Petros became a publicly traded corporation on December 1, 2020.

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

In March 2020, we entered into the Hybrid License for the development and commercialization of H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and additional payments of $250,000, with additional annual milestone payments of $125,000, $150,000, and $200,000 on each of the first, second and third anniversaries of the entry into the Hybrid License and $250,000 annual payments due thereafter. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the License Agreement) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, $200,000 on December 23, 2021 and $150,000 on March 24, 2022.

Vivus Settlement Agreement, Promissory Note and the Security Agreement

On January 18, 2022, Petros and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory under the Vivus Supply Agreement. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758, which approximate fair value. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note.

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

As a result of entering into the Vivus Settlement Agreement, the Company decreased the Company’s accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement for the three months ended March 31, 2022.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock. The Company estimated their fair value using the Monte Carlo Simulation approach as of March 31, 2022 and December 31, 2021. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has determined that no impairment exists as of March 31, 2022. As indicators of impairment exist as of March 31, 2022, the Company prepared an undiscounted cash flow analysis. This analysis includes projections of future revenue and expenses, which if not achieved could result in future impairment charges. These projections include continued significant sales growth based in part on the increase in revenue in 2021, along the expectation of higher sales volume resulting from increased product availability as a result of the Vivus settlement. Additionally, we are planning to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Three Months Ended March 31, 2022 and 2021 (unaudited)

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2022 and 2021:

	For the Three Months
	Ended March 31,
	2022	2021
Net sales	$2,465,169	$4,075,606
Cost of sales	472,340	643,386
Gross profit	1,992,829	3,432,220

Operating expenses:
Selling, general and administrative	3,897,738	3,881,717
Gain on settlement with Vivus	(3,389,941)	—
Research and development	405,360	19,181
Depreciation and amortization expense	1,560,870	1,728,829
Total operating expenses	2,474,027	5,629,727

Loss from operations	(481,198)	(2,197,507)

Change in fair value of derivative liability	460,000	5,380,000
Interest expense, senior debt	—	(173,412)
Interest expense, promissory note	(153,026)	—

Net income (loss)	$(174,224)	$3,009,081

Net Sales

Net sales for the three months ended March 31, 2022, were $2,465,169, composed of $1,524,768 of net sales from Prescription Medicines and net sales of $940,401 from Medical Devices.

Net sales for the three months ended March 31, 2021 were $4,075,606, composed of $3,200,647 of net sales from Prescription Medicines and net sales of $874,959 from Medical Devices.

For the three months ended March 31, 2022, gross sales to customers representing 10% or more of the Company’s total gross sales included three customers that represented approximately 30%, 23%, and 22% of total gross sales, respectively.

For the three months ended March 31, 2021, gross sales to customers representing 10% or more of the Company’s total gross sales included one customer that represented approximately 88% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the three main customers as described above, which collectively accounted for approximately 88% of Stendra® net sales for the three months ended March 31, 2022. Individually, sales to the three main customers, accounted for 35%, 27%, and 25%, respectively, of Stendra® gross sales for the three months ended March 31, 2022.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $1,610,437, or 40% lower during the three months ended March 31, 2022 than in the same period in 2021 consisting of a $1,675,879 decrease in the net sales of Stendra® offset by a $65,442 increase in Medical Device Sales. The decrease in net sales of Stendra® was primarily due to increased coupon redemptions to support higher wholesale demand as the Company worked to resolve its supply chain challenges and increased wholesaler returns related to the sale of short-dated product. The increase in net sales for Medical Devices included an increase in international sales of VED systems partially offset by a decreased in domestic sales of VED systems.

Cost of Sales

Cost of sales for the three months ended March 31, 2022, were $472,340, composed of $138,181 of cost of sales for our Prescription Medicines segment and $334,159 for our Medical Devices segment.

Cost of sales for the three months ended March 31, 2021 were $643,386, composed of $389,281 of cost of sales for our Prescription Medicines segment and $254,105 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended March 31, 2022 consisted of 55% royalty expenses, 41% third-party product cost of sales, 2% inventory obsolescence and 2% 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the three months ended March 31, 2022 consisted of 90% raw materials and 10% production labor.

Cost of sales decreased by $171,046 or 27% during the three months ended March 31, 2022 compared to the same period 2021. For the three months ended March 31, 2022 and 2021, cost of sales as a percentage of net sales were 19% and 16%, respectively. The increase in cost of sales as a percentage of net sales was a result of an increased sales order fulfillment costs (on a per unit basis).

Gross Profit

Gross profit for the three months ended March 31, 2022 was $1,992,829, or 81% of net sales, composed of $1,386,587 of gross profit from Prescription Medicines and $606,242 from Medical Devices. Gross profit for the three months ended March 31, 2021 was $3,432,220, or 84% of net sales, composed of $2,811,366 of gross profit from Prescription Medicines and $620,854 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2022, were $3,897,738, composed of $1,711,019 of selling, general and administrative expenses of our Prescription Medicines segment, $663,591 of selling, general and administrative expenses of our Medical Devices segment and $1,523,128 of general corporate expenses.

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

Selling, general and administrative expenses were relatively consistent during the three months ended March 31, 2022 compared to the same period of 2021. Increased selling, general and administrative expenses were primarily driven by increased direct selling expenses of $160,724 which were partially offset by decreased direct marketing expenses of $99,491 as management sought to reduce expenses to improve operational efficiencies, as well as lower payroll expenses of $60,115 resulting from decreased headcount.

Gain on settlement with Vivus

As a result of the Vivus Promissory Note, as discussed in Note 8 and Note 13, the Company’s total liabilities were decreased by $3,389,941 in the form of concession of customer returns, which were recognized as a gain on settlement during the three months ended March 31, 2022. There was no such activity in the same period of 2021.

Research and development

Research and development expenses for the three months ended March 31, 2022, were $405,360 in our Prescription Medicines segment.

Research and development expenses for Prescription Medicines segment are composed of $191,565 for consulting fees related to the Company's Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, $150,000 for upfront licensing fees and $33,421 for clinical development expenses and $30,374 for consulting fees related to the H100 licenses acquired in March 2020.

Research and development expenses for the three months ended March 31, 2021 were $19,181, in our Prescription Medicines segment. Research and development expenses for Prescription Medicines segment are composed entirely of consulting fees.

Research and development expenses increased by $386,179 or 2013% during the three months ended March 31, 2022, compared to the same period in 2021. Increased research and development expenses were primarily driven by increased licensing fees related to the H100 license acquired in March 2020 and increased consulting fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2022, were $1,560,870, composed of $1,269,663 of depreciation and amortization expenses of our Prescription Medicines segment and $291,207 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $460,000 represents the change in fair value of the derivative during the three months ended March 31, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout would be met.

Interest expense, senior debt

Interest expense, senior debt for the three months ended March 31, 2021 was $173,412 consisting of interest payments on our senior debt, with a weighted average balance of $5,597,203. There was no interest expense, senior debt for the three months ended March 31, 2022.

Interest expense, promissory note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 as part of the settlement. Interest expense, promissory note for the three months ended March 31, 2022 was $153,026 consisting of interest payments on our promissory note. There was no interest expense, promissory note for the three months ended March 31, 2021.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $17,671,871 at March 31, 2022, compared to $23,847,572 at December 31, 2021.

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2022, we had cash of $17.7 million, positive working capital of $16.5 million, and an accumulated deficit of $70.9 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. The terms of this promissory note are discussed in the section titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement” above. The Company believes the cash on hand is sufficient to fund its operations and debt service through at least May 31, 2023, however for periods after May 31, 2023, the Company may need to raise additional funds or curtail certain discretionary expenditures in order to maintain an appropriate level of cash to fund our operations. While we are optimistic that we will be successful in our efforts to achieve our plans, there can be no assurances that we will be successful in doing so.

To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities.

In March 2020, the Company acquired the Hybrid License, providing an exclusive license to H100™. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and an additional payment of $250,000 and additional annual milestone payments of $125,000, $150,000 and $200,000 are due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3 6% of any net sales.

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the Hybrid License was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of two hundred thousand U.S. Dollars ($200,000), which was paid within seven calendar days of entering into the second letter agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, $200,000 on December 23, 2021 and $150,000 on March 24, 2022.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months
	Ended March 31,
	2022	2021
Net cash used in operating activities	$(5,275,701)	$(446,581)
Net cash used in financing activities	(900,000)	(2,126,403)
Net decrease in cash	$(6,175,701)	$(2,572,984)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $5,275,701, which primarily reflected our net loss of $174,224, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $2,087,394 consisting primarily of depreciation and amortization, changes in the fair value of derivative liability and stock compensation, and changes in operating assets and liabilities of $3,014,083.

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

Cash Flows from Investing Activities

No cash was provided by or used in investing activities for the three months ended March 31, 2022 and 2021.

Cash Flows from Financing Activities

Net cash used in financing activities was $900,000 for the three months ended March 31, 2022, consisting of prepayments of promissory note of $900,000.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$(174,224)	$3,009,081
Interest expense, senior debt	—	173,412
Interest expense, promissory note	153,026	—
Depreciation and amortization expense	1,560,870	1,728,829
EBITDA	1,539,672	4,911,322
Gain on settlement with Vivus	(3,389,941)	—
Change in fair value of derivative liability	(460,000)	(5,380,000)
Adjusted EBITDA	$(2,310,269)	$(468,678)

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

The following table presents a reconciliation of net sales to gross billings for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Net Sales	$2,465,169	$4,075,606
Product returns	743,753	609,705
Contract rebates	450,231	871,734
Chargebacks	36,273	237,148
Cash discounts	68,233	199,874
Distribution service fees	396,937	595,278
Coupon redemptions	2,351,285	946,378
Gross billings	$6,511,881	$7,535,723

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we identified a material weaknesses in internal control related to (1) Petros has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices; (2) the sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties; and (3) Petros does not have appropriate IT access related controls.

Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level and has developed a plan to address the remediation of the foregoing deficiencies in 2022. The Company has hired an external consultant to assist in the remediation of the deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

There are no additional risk factors other than those previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our annual report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1+†*	Settlement Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company.
10.2†*	Promissory Note, dated January 18, 2022, by Metuchen Pharmaceuticals LLC in favor or VIVUS LLC, a Delaware limited liability company.
10.3

Security Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 21, 2022).

10.4†*	Amendment No. 1 to License and Commercialization Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company.
10.5*	Technology Transfer Service Agreement, dated January 20, 2022, between Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific, and Metuchen Pharmaceuticals, Inc.
10.6#

Severance and General Release Agreement, dated March 1, 2022, between Andrew Gesek and Petros Pharmaceuticals, Inc., its affiliates, subsidiaries and successor entities (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 4, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
+

Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

†

Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: May 16, 2022	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: May 16, 2022	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer