Form 10-Q
period 2022-06-30
Petros Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 20,684,723 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID 19”) pandemic, including the emergence of new variants, such as the Omicron BA.5 variant, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2021 and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$13,295,089	$23,847,572
Accounts receivable, net	5,747,884	2,455,386
Inventories	1,908,857	519,649
Prepaid expenses and other current assets	1,901,407	3,720,088
Total current assets	22,853,237	30,542,695

Fixed assets, net	44,287	49,397
Intangible assets, net	22,176,519	25,293,149
API purchase commitment	5,557,119	11,029,260
Other assets	418,779	475,557
Total assets	$51,049,941	$67,390,058

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,904,548	$4,557,969
Accrued expenses	4,007,928	11,957,384
Accrued inventory purchases	—	14,203,905
Other current liabilities	559,530	260,818
Current portion of Promissory Note	904,842	—
Total current liabilities	7,376,848	30,980,076

Promissory Note	9,119,943	—
Derivative liability	—	460,000
Other long-term liabilities	336,109	405,018
Total liabilities	16,832,900	31,845,094

Stockholders’ Equity:
Preferred stock (par value $0.0001 per share, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	—	—
Common stock (par value $0.0001 per share, 150,000,000 shares authorized, 20,684,723 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,068	2,068
Additional paid-in capital	106,889,809	106,231,716
Accumulated deficit	(72,674,836)	(70,688,820)
Total Stockholders’ Equity	34,217,041	35,544,964

Total Liabilities and Stockholders' Equity	$51,049,941	$67,390,058

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Net sales	$6,651,685	$6,533,255	$4,186,516	$2,457,649
Cost of goods sold	1,121,560	1,036,680	649,220	393,294
Gross profit	5,530,125	5,496,575	3,537,296	2,064,355
Operating expenses:
Selling, general and administrative	7,114,342	7,997,890	3,216,604	4,116,173
Gain on settlement with Vivus	(3,389,941)	—	—	—
Research and development expense	826,602	519,227	421,242	500,046
Depreciation and amortization expense	3,121,740	3,457,657	1,560,870	1,728,828
Total operating expenses	7,672,743	11,974,774	5,198,716	6,345,047

Loss from operations	(2,142,618)	(6,478,199)	(1,661,420)	(4,280,692)
Change in fair value of derivative liability	460,000	7,670,000	—	2,290,000
Interest expense, senior debt	—	(288,937)	—	(115,525)
Interest expense, promissory note	(303,398)	—	(150,372)	—
Income (loss) before income taxes	(1,986,016)	902,864	(1,811,792)	(2,106,217)
Income tax expense (benefit)	—	6,700	—	6,700
Net Income (loss)	$(1,986,016)	$896,164	$(1,811,792)	$(2,112,917)
Net Income (loss) per common share
Basic and Diluted	$(0.10)	$0.09	$(0.09)	$(0.22)
Weighted average common shares outstanding
Basic	20,684,723	9,777,834	20,684,723	9,802,309
Effects of common share equivalents	—	1,501	—	—
Diluted	20,684,723	9,779,335	20,684,723	9,802,309

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2022
Balance, March 31, 2022	—	$—	20,684,723	$2,068	$106,587,544	$(70,863,044)	$35,726,568
Stock-based compensation expense	—	—	—	—	302,265	—	302,265
Net loss	—	—	—	—	—	(1,811,792)	(1,811,792)
Balance, June 30, 2022	—	$—	20,684,723	$2,068	$106,889,809	$(72,674,836)	$34,217,041

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2022
Balance, December 31, 2021	—	$—	20,684,723	$2,068	$106,231,716	$(70,688,820)	$35,544,964
Stock-based compensation expense	—	—	—	—	658,093	—	658,093
Net loss	—	—	—	—	—	(1,986,016)	(1,986,016)
Balance, June 30, 2022	—	$—	20,684,723	$2,068	$106,889,809	$(72,674,836)	$34,217,041

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2021
Balance, March 31, 2021	—	$—	9,798,261	$980	$79,615,223	$(58,693,063)	$20,923,140
Conversion of Preferred Stock to Common Stock	—	—	—	—	—	—	—
Non-employee stock-based compensation	—	—	28,338	3	89,999	—	90,002
Stock-based compensation	—	—	—	—	590,502	—	590,502
Net Income	—	—	—	—	—	(2,112,917)	(2,112,917)
Balance, June 30, 2021	—	$—	9,826,599	$983	$80,295,724	$(60,805,980)	$19,490,727

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2021
Balance, December 31, 2020	500	$—	9,707,655	$971	$79,170,225	$(61,702,144)	$17,469,052
Conversion of Preferred Stock to Common Stock	(500)	—	60,606	6	(6)	—	—
Non-employee stock-based compensation	—	—	58,338	6	187,796	—	187,802
Stock-based compensation	—	—	—	—	937,709	—	937,709
Net Income	—	—	—	—	—	896,164	896,164
Balance, June 30, 2021	—	$—	9,826,599	$983	$80,295,724	$(60,805,980)	$19,490,727

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,986,016)	$896,164
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,121,740	3,457,657
Bad debt expense (recoveries)	(106,940)	17,742
Inventory and sample inventory reserve	(14,858)	(360,514)
Amortization of deferred financing costs and debt discount	—	12,500
Lease expense	56,778	50,479
Derivative liability	(460,000)	(7,670,000)
Deferred revenue	121,146	89,805
Gain on settlement with Vivus	(3,389,941)	—
Employee stock-based compensation	658,093	937,709
Non-employee stock-based compensation	—	187,802
Changes in operating assets and liabilities:
Accounts receivable	(3,185,558)	3,114,312
Inventories	(1,374,350)	710,496
Prepaid expenses and other current assets	1,058,333	85,081
Accounts payable	(2,653,421)	(3,011,666)
Accrued expenses	(1,429,156)	(918,929)
Other current liabilities	177,550	186,343
Other long-term liabilities	(68,909)	(131,347)
Net cash used in operating activities	(9,475,509)	(2,346,366)

Cash flows from financing activities:
Payment of promissory note	(1,076,974)	—
Payment of senior debt	—	(3,227,914)
Payment of portion of senior dent end of term fee	—	(534,237)
Net cash used in financing activities	(1,076,974)	(3,762,151)

Net decrease in cash	(10,552,483)	(6,108,517)

Cash, beginning of period	23,847,572	17,139,694
Cash, end of period	$13,295,089	$11,031,177

Supplemental cash flow information:
Cash paid for interest during the period	$153,026	$309,497

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$(6,520,283)	$—
Noncash decrease in accrued inventory purchases related to Vivus Settlement	(14,203,905)	—
Noncash increase in promissory note related to Vivus settlement	10,024,785	—
Noncash decrease in API purchase commitment	6,232,489	—

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

Liquidity

The Company has experienced net losses and negative cash flows from operations since our inception. As of June 30, 2022, the Company had cash of $13 million, positive working capital of $15 million, an accumulated deficit of $73 million and used cash in operations during the six months ended June 30, 2022 of $9 million. The Company’s plans include, or may include, utilizing its cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. The terms of this promissory note are discussed in Note 8. The Company believes the cash on hand is sufficient to fund operations and debt service through at least August 15, 2023, however for periods after August 15, 2023, the Company may need to raise additional funds or curtail certain discretionary expenditures in order to maintain an appropriate level of cash to fund our operations. While the Company is optimistic that it will be successful in its efforts to achieve its plans, there can be no assurances that it will be successful in doing so.

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

The World Health Organization (“WHO”) declared the coronavirus (“COVID-19”) a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2022 and beyond.

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

Revenue Recognition

Prescription Medication Sales

The Company’s prescription medication sales consist of sales of Stendra® in the U.S. for the treatment of male erectile dysfunction. Under Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition (“Topic 606”), the Company recognizes revenue from prescription medication sales when its performance obligations with a customer has been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide Stendra® upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of Stendra®, which is typically upon delivery. The Company invoices its customers after Stendra® has been delivered and invoice payments are generally due within 30 to 75 days of invoice date.

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

As of June 30, 2022 and December 31, 2021, the reserves for sales deductions were $4.1 million and $4.7 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of June 30, 2022 and December 31, 2021, the reserves for product returns were $3.0 million and $3.8 million, respectively, and are included as a component of accrued expenses.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. As of June 30, 2022 and December 31, 2021, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at June 30, 2022 and December 31, 2021.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as of June 30, 2022 and December 31, 2021 was $0 million and $0.5 million, respectively. See Note 9 Stockholders’ Equity.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of June 30, 2022 and December 31, 2021, no accrued interest or penalties are recorded in the consolidated balance sheet.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the three and six months ended June 30, 2022. See Note 13 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Pending Adoption as of June 30, 2022

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	June 30,	December 31,
	2022	2021
Gross accounts receivables	$6,856,969	$3,363,827
Distribution service fees	(661,872)	(371,310)
Chargebacks accrual	(1,960)	—
Cash discount allowances	(174,508)	(159,446)
Allowance for doubtful accounts	(270,745)	(377,685)
Total accounts receivable, net	$5,747,884	$2,455,386

For the six months ended June 30, 2022, gross sales from customers representing 10% or more of the Company’s total gross sales included four customers which represented approximately 26%, 23%, 18% and 17% of total gross sales, respectively. For the six months ended June 30, 2021, gross sales from customers representing 10% or more of the Company’s total gross sales included two customer which represented approximately 49% and 14% of total gross sales.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at June 30, 2022 equal to 35%, 27%, and 24%, respectively, of the Company’s total gross accounts receivables. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at December 31, 2021 equal to 40%, 19% and 15%, respectively, of the Company’s total gross accounts receivables.

4)    Inventories

Inventory is comprised of the following:

	June 30, 2022	December 31, 2021
Raw materials	$1,206,570	$359,741
Finished goods	702,287	159,908
Total inventory	$1,908,857	$519,649

Finished goods are net of valuation reserves of $368,440 and $383,298 as of June 30, 2022 and December 31, 2021, respectively. Raw materials are net of valuation reserves of $2,872,977 as of June 30, 2022 and December 31, 2021, which is related to bulk inventory.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$150,233	$73,223
Prepaid FDA fees	277,060	831,179
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 13)	659,190	1,419,538
Due from wholesalers	104,059	609,059
Other prepaid expenses	509,631	605,422
Other current assets	129,734	110,167
Total prepaid expenses and other current assets	$1,901,407	$3,720,088

6)    Intangible Assets

Balance at December 31, 2020	$32,160,919
Amortization expense	(6,867,770)
Balance at December 31, 2021	25,293,149
Amortization expense	(3,116,630)
Balance at June 30, 2022	$22,176,519

The future annual amortization related to the Company’s intangible assets is as follows as of June 30, 2022:

2022 (remaining 6 months)	3,075,111
2023	5,445,729
2024	4,650,787
2025	2,716,011
2026	2,201,720
Thereafter	4,087,161
Total	$22,176,519

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of June 30, 2022 are $16.5 million, $4.4 million and $1.2 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2021 were $19.1 million, $4.9 million and $1.4 million, respectively. The Company determined that no impairment existed as of June 30, 2022.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2022	December 31, 2021
Accrued price protection (see note 13)	$—	$1,853,979
Accrued product returns	2,960,390	6,192,845
Accrued contract rebates	262,513	379,242
Due to Vivus (see Note 13)	—	2,267,523
Due to third-party logistics provider	120,516	479,178
Accrued bonuses	355,198	527,563
Accrued professional fees	1,000	125,392
Other accrued expenses	308,311	131,662
Total accrued expenses	$4,007,928	$11,957,384

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

Future minimum principal payments of the promissory note are as follows:

2022 (remaining 6 months)	$361,951
2023	1,274,741
2024	1,530,729
2025	2,720,940
2026	3,264,351
2027	872,074
$10,024,785

Senior Debt

The Company did not have any senior indebtedness as of June 30, 2022 and December 31, 2021.

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

Interest expense on the Senior Debt was $288,937 and $115,525 for the six and three months ended June 30, 2021, respectively. As of December 31, 2021, there was $0 of accrued and unpaid interest.

9)     Stockholders’ Equity

On January 26, 2021, 500 shares of the Company’s Preferred Stock were converted into 60,606 shares of the Company’s common stock.

Effective January 1, 2021, the Company entered into a Marketing and Consulting Agreement (the “CoreIRAgreement”) with CorProminence, LLC (the “Consultant”) for certain shareholder information and relation services. The term of the CoreIRAgreement is for one year with automatic consecutive one-year renewal terms. As consideration for the shareholder information and relation services, the Company will pay the Consultant a monthly retainer of $7,500 and issued 30,000 restricted shares of the Company’s common stock to the Consultant on March 24, 2021 (the “CoreIR Grant Date”). The restricted shares vested immediately on the CoreIR Grant Date.

Effective April 1, 2021, the Company entered into a Consulting and Advisory Agreement (the “King Agreement”) with Tania King, an employee of Juggernaut Capital Partners LLP, a related party, for certain services. The term of the King Agreement is indefinite but may be terminated by either party, with or without cause. As consideration for the consulting and advisory services, the Company will pay Ms. King a monthly fee of $4,000, an additional $12,000 payment included with the first monthly fee for services provided since January 1, 2021, and issue restricted stock units for shares of the Company’s common stock (“RSU’s”) with a cash value of $72,000 as of the date of the grant (the “King Grant Date”). The RSU’s shall vest and settle in full on the one-year anniversary of the King Grant Date. On April 7, 2022, the Company issued an additional grant of 60,505 RSU’s of the Company’s common stock with a value of $72,001 as of the date of the grant. The RSU’s vest and settle in full on the one-year anniversary of the additional grant date.

Effective June 4, 2021, the Company entered into a Service Agreement with IRTH Communications, LLC (“IRTH”) for certain investor relations services (the “IRTH Agreement”). The term of the IRTH Agreement is for one year with an optional one-year renewal term. As consideration for the services, the Company will pay IRTH a fixed fee of $6,750 per month for the term of the IRTH Agreement and issued 28,338 restricted shares of the Company’s common stock with a value of $90,002 as of the date of the grant (the “IRTH Grant Date”). The restricted shares vest immediately on the IRTH Agreement Grant Date. The company has elected not to renew the IRTH Agreement as of June 2022.

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

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which was liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment was only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 10,232,090 shares of Petros Common Stock. As of June 30, 2022, the milestones have not been achieved. The fair value of the derivative liability was $0 and $0.5 million as of June 30, 2022 and December 31, 2021, respectively.

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

10)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 1,521,654 shares to a total of 2,600,000 shares of common stock. As of June 30, 2022, there were 2,600,000 shares authorized and 1,583,701 shares available for issuance under the 2020 Plan.

The following is a summary of stock options for the six months ended June 30, 2022 and for the year ended December 31, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2020	574,331	$51.43	0.9	$—
Options granted	615,669	3.38	9.23	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	(574,331)	51.43	—	—
Less: options exercised	—	—	—	—
Options outstanding at December 31, 2021	615,669	3.38	9.23	—
Options granted	50,000	3.34	9.52	—
Less: options forfeited	(75,000)	(3.21)	—	—
Less: options expired/cancelled	—	—	—	—
Less: options exercised	—	—	—	—
Options outstanding at June 30, 2022	590,669	$3.40	8.80	$—

Options exercisable at June 30, 2022	444,252	$3.40	8.82	$—

The following is a summary of RSU’s for the six months ended June 30, 2022 and for the year ended December 31, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
RSU’s outstanding at December 31, 2020	—	$—	—	$—
RSU’s granted	116,383	3.29	9.84	—
Less: RSU’s forfeited	—	—	—	—
Less: RSU’s expired/cancelled	—	—	—	—
Less: RSU’s exercised	—	—	—	—
RSU’s outstanding at December 31, 2021	116,383	3.29	9.84	—
RSU’s granted	309,247	1.19	9.77	—
Less: RSU’s forfeited	—	—	—	—
Less: RSU’s expired/cancelled	—	—	—	—
Less: RSU’s exercised	—	—	—	—
RSU’s outstanding at June 30, 2022	425,630	$1.76	9.65	$—
RSU’s exercisable at June 30, 2022	72,000	$3.09	—	$—

On January 4, 2022, pursuant to a consulting agreement, the Company awarded a grant of 50,000 options to purchase shares of common stock of the Company at an exercise price of $3.34 per share. The shares of common stock underlying the options vested 100% upon issuance.

On April 7, 2022, the Company awarded the four Directors grants of 248,742 total RSU’s with a stock price of $1.19 per share. The RSU’s shall vest 100% on the one year anniversary of the date of grant. Also on April 7, 2022, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, was granted 60,505 RSUs with a stock price of $1.19 per share. The RSU’s shall vest 100% on the one year anniversary of the date of grant.

Stock-based compensation expense recognized for the six months ended June 30, 2022 and 2021 was $658,093 and $937,709, respectively and, for the three months ended June 30, 2022 and 2021 was $302,265 and $590,502, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.

11)    Common Stock Warrants

The following is a summary of warrants for the six months ended June 30, 2022 and for the year ended December 31, 2021:

Number of Shares
Warrants outstanding at December 31, 2020	4,407,962
Warrants issued	7,853,558
Warrants exercised	(2,014,586)
Warrants expired	(207,913)
Warrants outstanding at December 31, 2021 and June 30, 2022	10,039,021

As of June 30, 2022, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
2,780	$1.60	August 23, 2023
22,800	35.65	June 1, 2024
74,864	21.85	June 17, 2024
20,043	31.25	June 19, 2024
22,800	26.55	September 1, 2024
10,500	12.738	September 16, 2024
22,800	4.30	December 1, 2024
28,000	5.65	March 2, 2025
28,000	7.30	June 1, 2025
28,000	5.50	September 1, 2025
28,000	4.705	December 1, 2025
2,221,829	7.50	December 1, 2025
908,498	17.50	December 1, 2025
623,303	51.25	December 1, 2025
157,832	125.00	December 1, 2025
1,751,311	1.715	October 19, 2026
2,337,719	3.50	December 2, 2026
1,749,942	3.50	December 27, 2026
10,039,021

12)    Basic and Diluted Net Income (Loss) per Common Share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$(1,811,792)	$(2,112,917)	$(1,986,016)	$896,164
Denominator
Weighted-average common shares for basic net income (loss) per share	20,684,723	9,802,309	20,684,723	9,777,834
Effect of common share equivalents within common stock warrants	—	—	—	1,501
Weighted-average common shares for dilutive net income (loss) per share	20,684,723	9,802,309	20,684,723	9,779,335

Basic and diluted net income (loss) per common share	$(0.09)	$(0.22)	$(0.10)	$0.09

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock Options	590,669	1,213,301	590,669	1,213,301
Warrants	10,039,021	4,407,962	10,039,021	4,405,182
Total	10,629,690	5,621,263	10,629,690	5,618,483

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement. The Supply Agreement, was terminated, effective September 30, 2021.

On January 18, 2022, Petros and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory under the Vivus Supply Agreement. In exchange for the API and reduction of current liabilities after prepayment of $900,000, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the original principal amount of $10,201,758, which the Company believes approximates fair value (See Note 8).

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payment and upon the Company’s satisfaction of certain regulatory submissions, Vivus released 50% of the quantity of bulk Stendra® tablets on January 18, 2022 under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement, Vivus also released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon the Company’s satisfaction of the remaining regulatory submission requirements..

As a result of entering into the Vivus Settlement Agreement, the Company decreased accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement for the six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company has $0 and $14.2 million, respectively, of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory.

API inventory is not a finished good as the Company does not have title to the product and therefore classifies API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of June 30, 2022 and December 31, 2021, there was $0.7 million included in other current assets (see Note 5 Prepaid and Other Current Assets). As of June 30, 2022 and December 31, 2021, there was $5.5 million and $11.0 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three and six months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, the Company incurred royalties to MTPC for Stendra® of $242,847 and $233,481, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company had a payable for royalties of $161,711 and a receivable for royalties of $81,136, which are included in other current liabilities and other current assets, respectively (see Note 7 Accrued Expenses and Note 5 Prepaid and other Current Assets).

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

(c)    Hybrid

In March 2020, the Company acquired the exclusive license to H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. The Company paid an initial license fee of $100,000, with an additional $900,000 payment due upon obtainment of orphan indication for H100™ and termination of Hybrid’s existing agreement with a compounding pharmacy, and additional annual payments of $125,000, $150,000 and $200,000 due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales. In addition, the Company may terminate at any time after its first anniversary, without cause, upon ninety (90) days’ notice.

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

(c)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 2.2 years to 4.5 years.

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

The components of lease expense consisted entirely of fixed lease costs related to operating leases. These costs were $89,623 and $89,623 for the six months ended June 30, 2022 and 2021, respectively. Fixed lease costs for the six months ended June 30, 2022 were offset by sublease income of $42,000.

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2022	As of December 31, 2021
Operating lease ROU asset:
Other assets	$418,779	$475,557

Operating lease liability:
Other current liabilities	$133,462	$125,579
Other long-term liabilities	336,108	405,018
Total operating lease liability	$469,570	$530,597

Supplemental lease term and discount rate information related to leases was as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted-average remaining lease terms - operating leases	3.2 years	3.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,935	$45,942	$93,870	$91,844

Future minimum lease payments under non-cancelable leases as of June 30, 2022, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2022 (remaining 6 months)	93,870
2023	189,374
2024	155,242
2025	81,107
2026	82,324
Thereafter	—
Total lease payments	601,917
Less: Imputed Interest	(132,347)
Total	$469,570

Future minimum sublease income under non-cancelable leases as of June 30, 2022, were as follows:

Sublease income	Operating Leases
2022 (remaining 6 months)	42,000
2023	84,000
2024	56,000
Total	$182,000

As of June 30, 2022, the Company had no operating leases that had not yet commenced.

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

The Company’s results of operations by reportable segment for the Six months ended June 30, 2022 are summarized as follows:

	Prescription	Medical
For the six months ended June 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$4,856,941	$1,794,744	$—	$6,651,685
Cost of goods sold	489,007	632,553	—	1,121,560
Selling, general and administrative expenses	3,440,168	884,538	2,789,636	7,114,342
Gain on settlement of contingent liability	(3,389,941)	—	—	(3,389,941)
Research and development expenses	750,296	76,306	—	826,602
Depreciation and amortization expense	2,539,328	582,412	—	3,121,740
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest expense	—	—	303,398	303,398
Income tax expense	—	—	—	—
Net income (loss)	$1,028,083	$(381,065)	$(2,633,034)	$(1,986,016)

The Company’s results of operations by reportable segment for the six months ended June 30, 2021 are summarized as follows:

	Prescription	Medical
For the six months ended June 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$4,850,462	$1,682,793	$—	$6,533,255
Cost of goods sold	562,328	474,352	—	1,036,680
Selling, general and administrative expenses	3,666,993	1,291,426	3,039,471	7,997,890
Research and development expenses	519,227	—	—	519,227
Depreciation and amortization expense	2,796,539	661,118	—	3,457,657
Change in fair value of derivative liability	—	—	(7,670,000)	(7,670,000)
Interest expense	—	—	288,937	288,937
Income tax expense	—	(6,700)	—	(6,700)
Net income (loss)	$(2,694,625)	$(750,803)	$4,341,592	$896,164

The Company’s results of operations by reportable segment for the three months ended June 30, 2022 are summarized as follows:

	Prescription	Medical
For the three months ended June 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$3,332,173	$854,343	$—	$4,186,516
Cost of goods sold	350,826	298,394	—	649,220
Selling, general and administrative expenses	1,729,149	220,947	1,266,508	3,216,604
Research and development expenses	344,936	76,306	—	421,242
Depreciation and amortization expense	1,269,665	291,205	—	1,560,870
Interest expense	—	—	150,372	150,372
Income tax expense	—	—	—	—
Net income (loss)	$(362,403)	$(32,509)	$(1,416,880)	$(1,811,792)

The Company’s results of operations by reportable segment for the three months ended June 30, 2021 are summarized as follows:

	Prescription	Medical
For the three months ended June 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$1,649,815	$807,834	$—	$2,457,649
Cost of goods sold	173,047	220,247	—	393,294
Selling, general and administrative expenses	1,932,640	744,431	1,439,102	4,116,173
Research and development expenses	500,046	—	—	500,046
Depreciation and amortization expense	1,398,269	330,559	—	1,728,828
Change in fair value of derivative liability	—	—	(2,290,000)	(2,290,000)
Interest expense	—	—	115,525	115,525
Income tax expense	—	(6,700)	—	(6,700)
Net income (loss)	$(2,354,187)	$(494,103)	$735,373	$(2,112,917)

The following table reflects net sales by geographic region for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Net sales	2022	2021	2022	2021
United States	$3,861,915	$2,188,789	$5,907,539	$5,893,312
International	324,601	268,860	744,146	639,943
	$4,186,516	$2,457,649	$6,651,685	$6,533,255

No individual country other than the United States accounted for 10% of total sales for the three and six months ended June 30, 2022 and 2021.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of June 30, 2022, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$16,537,189	$5,639,330	$22,176,519
Total segment assets	$43,586,828	$7,463,115	$51,049,943

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

Overview

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) is a pharmaceutical company focused on men’s health therapeutics, consisting of wholly owned subsidiaries, Metuchen Pharmaceuticals, LLC (“Metuchen”), Timm Medical Technologies, Inc. (“Timm Medical”), Neurotrope, Inc. (“Neurotrope”), and Pos-T-Vac, LLC (“PTV”). On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and development of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. Stendra® is a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”) and is the only patent protected PDE-5 inhibitor on the market. Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing). Petros is also currently conducting non-clinical consumer studies in connection with the contemplated pursuit of FDA approval for Stendra® for Non-Prescription / Over-The-Counter (“OTC”) use in treating ED.

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

Impact of COVID-19

The World Health Organization (“WHO”) declared the coronavirus COVID-19 (“COVID-19”) a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2022 and beyond.

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

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions. Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement Vivus also released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon the Company’s satisfaction of the remaining regulatory submission requirements..

As a result of entering into the Vivus Settlement Agreement, the Company decreased the Company’s accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement for the six months ended June 30, 2022.

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the six months ended June 30, 2022, the Company has paid Vivus $1,076,974. As of June 30, 2022, the principal balance on the Note is $10,024,785.

Nasdaq Minimum Bid Price Requirement

On June 22, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between May 9, 2022, through June 21, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until December 19, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to The Nasdaq Capital Market that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, The Nasdaq Capital Market will provide notice that our common stock will be subject to delisting. We have not regained compliance as of the date of this report.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock. The Company estimated their fair value using the Monte Carlo Simulation approach as of June 30, 2022 and December 31, 2021. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has determined that no impairment exists as of June 30, 2022. As indicators of impairment exist as of June 30, 2022, the Company prepared an undiscounted cash flow analysis. This analysis includes projections of future revenue and expenses, which if not achieved could result in future impairment charges. These projections include continued significant sales growth resulting from newly manufactured product that has been distributed to the marketplace., Additionally, we are planning to continue investing in research and development pursuant to our OTC strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future. Should we be unsuccessful or delayed in our expectations of our OTC strategies, there may be an impairment of the intangible asset.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

The impact on our results of operations of the COVID-19 pandemic and related changes in economic conditions are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of the pandemic continue to evolve and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations as a Company. The extent to which the COVID-19 pandemic, and the emergence of any new variants, will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. The COVID-19 pandemic could also increase the degree to which our results, including the results of our business segments, fluctuate in the future.

Six Months Ended June 30, 2022 and 2021 (Unaudited)

The following table sets forth a summary of our statements of operations for the six months ended June 30, 2022 and 2021:

	For the Six Months
	Ended June 30,
	2022	2021
Net sales	$6,651,685	$6,533,255
Cost of sales	1,121,560	1,036,680
Gross profit	5,530,125	5,496,575

Operating expenses:
Selling, general and administrative	7,114,342	7,997,890
Gain on settlement with Vivus	(3,389,941)	—
Research and development	826,602	519,227
Depreciation and amortization expense	3,121,740	3,457,657
Total operating expenses	7,672,743	11,974,774

Loss from operations	(2,142,618)	(6,478,199)

Change in fair value of derivative liability	460,000	7,670,000
Interest expense, senior debt	—	(288,937)
Interest expense, promissory note	(303,398)	—

Income (loss) before income taxes	(1,986,016)	902,864

Income tax expense (benefit)	—	6,700

Net income (loss)	$(1,986,016)	$896,164

Net Sales

Net sales for the six months ended June 30, 2022, were $6,651,685, composed of $4,856,941 of net sales from Prescription Medicines and net sales of $1,794,744 from Medical Devices.

Net sales for the six months ended June 30, 2021 were $6,533,255, composed of $4,850,462 of net sales from Prescription Medicines and net sales of $1,682,793 from Medical Devices.

For the six months ended June 30, 2022, gross sales to customers representing 10% or more of the Company’s total gross sales included four customers that represented approximately 26%, 23%, 18%, and 17% of total gross sales, respectively.

For the six months ended June 30, 2021, gross sales to customers representing 10% or more of the Company’s total gross sales included two customers that represented approximately 49% and 14% of total gross sales.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the four main customers as described above, which collectively accounted for approximately 94% of Stendra® net sales for the six months ended June 30, 2022. Individually, sales to the four main customers, accounted for 29%, 26%, 20%, and 19%, respectively, of Stendra® gross sales for the six months ended June 30, 2022.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $118,430 or 2% higher during the six months ended June 30, 2022 than in the same period in 2021 consisting of a $6,479 increase in the net sales of Stendra® and a $111,951 increase in Medical Device Sales. The increase in net sales of Stendra® was substantially due to increased wholesaler sales following the resolution of previous quarters supply constraints primarily offset by increased wholesaler returns related to the sale of short-dated product and increased distribution service fees. The increase in net sales for Medical Devices included an increase in international and domestic sales of VED systems.

Cost of Sales

Cost of sales for the six months ended June 30, 2022, were $1,121,560, composed of $489,007 of cost of sales for our Prescription Medicines segment and $632,553 for our Medical Devices segment.

Cost of sales for the six months ended June 30, 2021 were $1,036,680, composed of $562,328 of cost of sales for our Prescription Medicines segment and $474,352 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the six months ended June 30, 2022 consisted of 46% third-party product cost of sales, 50% royalty expenses, 7% 3PL order fulfillment and shipping expenses and a 3% benefit in inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the six months ended June 30, 2022 consisted of 88% raw materials and 12% production labor.

Cost of sales increased by $84,880 or 8% during the six months ended June 30, 2022 compared to the same period in 2021. The increase in cost of sales coincides with the increase in revenues.  For the six months ended June 30, 2022 and 2021, cost of sales as a percentage of net sales was 17% and 16%, respectively.

Gross Profit

Gross profit for the six months ended June 30, 2022 was $5,530,125, or 83% of net sales, composed of $4,367,934 of gross profit from Prescription Medicines and $1,162,191 from Medical Devices. Gross profit for the six months ended June 30, 2021 was $5,496,575, or 84% of net sales, composed of $4,288,134 of gross profit from Prescription Medicines and $1,208,441 from Medical Devices. The increase in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2022, were $7,114,342, composed of $3,440,168 of selling, general and administrative expenses of our Prescription Medicines segment, $884,538 of selling, general and administrative expenses of our Medical Devices segment and $2,789,636 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $883,548 or 11% during the six months ended June 30, 2022, compared to the same period in 2021. Decreased selling general and administrative expenses were primarily driven by decreased stock compensation expense of $279,616, decreased professional service fees of $235,553 as management sought to reduce expenses to improve operational efficiencies, lower payroll expenses of $44,536 resulting from decreased headcount, decreased bad debt expenses of $59,816 due to improved customer collections, decreased direct selling and marketing expenses of $59,679, and decreased other operating expenses of $204,348.

Gain on settlement with Vivus

As a result of the Vivus Promissory Note, as discussed in Note 8 and Note 13, the Company’s total liabilities were decreased by $3,389,941 in the form of concession of customer returns, which were recognized as a gain on settlement during the six months ended June 30, 2022. There was no such activity in the same period of 2021.

Research and development

Research and development expenses for the six months ended June 30, 2022 were $826,602, composed of $750,296 for our Prescription Medicines segment and $76,306 for our Medical Devices segment.

Research and development expenses for the six months ended June 30, 2021 were $519,227, composed of $519,227 for our Prescription Medicines segment and $0 for our Medical Devices segment.

Research and development expenses for the Prescription Medicines segment for the six months ended June 30, 2022 are composed of $390,456 for consulting fees related to the Company’s OTC strategies related to Stendra®; $150,000 for upfront licensing fees, $141,515 for clinical development expenses, and $40,456 for consulting fees related to the H100 license acquired in March 2020; and $27,869 related to the Company’s tech transfer of its manufacturing process. Research and development expenses for the Prescription Medicines segment for the six months ended June 30, 2021 are composed of $303,109 for consulting fees related to the Company’s OTC strategies, $200,000 for upfront licensing fees and $16,118 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses for the Medical Devices segment for the six months ended June 30, 2022 are composed of $76,306 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the six months ended June 30, 2021 were $0.

Research and development expenses increased by $307,375 or 59% during the six months ended June 30, 2022, compared to the same period in 2021. Increased research and development expenses were primarily driven by increased clinical development expenses related to the H100 license acquired in March 2020, increased consulting fees related to the Company’s OTC strategies related to Stendra®, and increased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies partially offset by decreased upfront licensing fees related to the H100 license acquired in March 2020.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2022, were $3,121,740, composed of $2,539,328 of depreciation and amortization expenses of our Prescription Medicines segment and $582,412 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $460,000 represents the change in fair value of the derivative during the six months ended June 30, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout would be met.

Interest expense, senior debt

Interest expense, senior debt for the six months ended June 30, 2021 was $288,937 consisting of interest payments on our senior debt, with a weighted average balance of $4,785,655. The senior debt was repaid in 2021.  There was no interest expense, senior debt for the six months ended June 30, 2022.

Interest expense, promissory note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 as part of the settlement. Interest expense, promissory note for the six months ended June 30, 2022 was $303,398. There was no interest expense, promissory note for the six months ended June 30, 2021.

Three Months Ended June 30, 2022 and 2021 (unaudited)

The following table sets forth a summary of our statements of operations for the three months ended June 30, 2022 and 2021:

	For the Three Months
	Ended June 30,
	2022	2021
Net sales	$4,186,516	$2,457,649
Cost of sales	649,220	393,294
Gross profit	3,537,296	2,064,355

Operating expenses:
Selling, general and administrative	3,216,604	4,116,173
Gain on settlement with Vivus	—	—
Research and development	421,242	500,046
Depreciation and amortization expense	1,560,870	1,728,828
Total operating expenses	5,198,716	6,345,047

Loss from operations	(1,661,420)	(4,280,692)

Change in fair value of derivative liability	—	2,290,000
Interest expense, senior debt	—	(115,525)
Interest expense, promissory note	(150,372)	—
Loss before income taxes	(1,811,792)	(2,106,217)

Income tax expense (benefit)	—	6,700

Net income (loss)	$(1,811,792)	$(2,112,917)

Net Sales

Net sales for the three months ended June 30, 2022, were $4,186,516, composed of $3,332,173 of net sales from Prescription Medicines and net sales of $854,343 from Medical Devices.

Net sales for the three months ended June 30, 2021 were $2,457,649, composed of $1,649,815 of net sales from Prescription Medicines and net sales of $807,834 from Medical Devices.

For the three months ended June 30, 2022, gross sales to customers representing 10% or more of the Company’s total gross sales included four customers that represented approximately 28%, 24% 23%, and 11% of total gross sales, respectively.

For the three months ended June 30, 2021, gross sales to customers representing 10% or more of the Company’s total gross sales included four customers that represented approximately 31%, 22% 17%, and 14% of total gross sales, respectively.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the four main customers as described above, which collectively accounted for approximately 93% of Stendra® net sales for the three months ended June 30, 2022. Individually, sales to the four main customers, accounted for 30%, 26%, 25%, and 12%, respectively, of Stendra® gross sales for the three months ended June 30, 2022.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $1,728,867 or 70% higher during the three months ended June 30, 2022 than in the same period in 2021 consisting of a $1,682,358 increase in the net sales of Stendra® and a $46,509 increase in Medical Device Sales. The increase in net sales of Stendra® was substantially due to increased wholesaler sales following the resolution of previous quarters supply constraints partially offset by increased wholesaler returns related to the sale of short-dated product. The increase in net sales for Medical Devices included an increase in international sales of VED systems partially offset by a decrease in domestic sales of VED systems.

Cost of Sales

Cost of sales for the three months ended June 30, 2022, were $649,220, composed of $350,826 of cost of sales for our Prescription Medicines segment and $298,394 for our Medical Devices segment.

Cost of sales for the three months ended June 30, 2021 were $393,294, composed of $173,047 of cost of sales for our Prescription Medicines segment and $220,247 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended June 30, 2022 consisted of 48% third-party product cost of sales, 48% royalty expenses, 9% 3PL order fulfillment and shipping expenses and a 5% benefit in inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the three months ended June 30, 2022 consisted of 85% raw materials and 15% production labor.

Cost of sales increased by $255,926 or 65% during the three months ended June 30, 2022 compared to the same period in 2021. The increase in cost of sales coincides with the increase in revenues.  For the three months ended June 30, 2022 and 2021, cost of sales as a percentage of net sales was 16% and 16%, respectively.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $3,537,296, or 84% of net sales, composed of $2,981,347 of gross profit from Prescription Medicines and $555,949 from Medical Devices. Gross profit for the three months ended June 30, 2021 was $2,064,355, or 84% of net sales, composed of $1,476,768 of gross profit from Prescription Medicines and $587,587 from Medical Devices. The increase in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended June 30, 2022, were $3,216,604, composed of $1,729,149 of selling, general and administrative expenses of our Prescription Medicines segment, $220,947 of selling, general and administrative expenses of our Medical Devices segment and $1,266,508 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $899,569 or 22% during the three months ended June 30, 2022, compared to the same period in 2021. Decreased selling general and administrative expenses were primarily driven by decreased stock compensation expense of $288,235, decreased professional service fees of $225,529 as management sought to reduce expenses to improve operational efficiencies, lower payroll expenses of $102,025 resulting from decreased headcount, decreased bad debt expenses of $98,833 due to improved customer collections, decreased direct selling and marketing expenses of $16,153, and decreased other operating expenses of $168,794.

Research and development

Research and development expenses for the three months ended June 30, 2022, were $421,242, composed of $344,936 in our Prescription Medicines segment and $76,306 for our Medical Devices segment.

Research and development expenses for the three months ended June 30, 2021 were $500,046, in our Prescription Medicines segment and $0 for our Medical Devices segment.

Research and development expenses for the Prescription Medicines segment for the three months ended June 30, 2022 are composed of $198,891 for consulting fees related to the Company’s OTC strategies related to Stendra®; $108,094 for clinical development expenses and $10,081 for consulting fees related to the H100 license acquired in March 2020; and $27,869 related to the Company’s tech transfer of its manufacturing process. Research and development expenses for Prescription Medicines segment for the three months ended June 30, 2021 are composed of $283,928 for consulting fees related to the Company’s OTC strategies, $200,000 for upfront licensing fees and $16,118 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses for the Medical Devices segment for the three months ended June 30, 2022 are composed of $76,306 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the three months ended June 30, 2021 were $0.

Research and development expenses decreased by $78,804 or 16% during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Decreased research and development expenses were primarily driven by decreased upfront licensing fees related to the H100 license acquired in March 2020 and decreased consulting fees related to the Company’s OTC strategies related to Stendra® partially offset by increased clinical development expenses related to the H100 license acquired in March 2020 and increased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2022, were $1,560,870, composed of $1,269,665 of depreciation and amortization expenses of our Prescription Medicines segment and $291,205 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. The fair value of the derivative liability was reduced to $0 as of June 30, 2022.

Interest expense, senior debt

Interest expense, senior debt for the three months ended June 30, 2021 was $115,525 consisting of interest payments on our senior debt, with a weighted average balance of $3,974,107. The senior debt was repaid in 2021.  There was no interest expense, senior debt for the three months ended June 30, 2022.

Interest expense, promissory note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 as part of the settlement. Interest expense, promissory note for the three months ended June 30, 2022 was $150,372 consisting of accrued interest for payments on our promissory note. There was no interest expense, promissory note for the three months ended June 30, 2021.

Liquidity and Capital Resources

General

Cash on hand totaled $13,295,089 at June 30, 2022, compared to $23,847,572 at December 31, 2021.

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2022, we had cash of $13 million, positive working capital of $15 million, and an accumulated deficit of $73 million.  For the six months ended June 30, 2022, we used cash in operation of approximately $9.5 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. The terms of this promissory note are discussed in the section titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement” above. The Company believes the cash on hand is sufficient to fund its operations and debt service through at least August 16, 2023, however for periods after August 16, 2023, the Company may need to raise additional funds or curtail certain discretionary expenditures in order to maintain an appropriate level of cash to fund our operations. While we are optimistic that we will be successful in our efforts to achieve our plans, there can be no assurances that we will be successful in doing so.

To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities.

In March 2020, the Company acquired the Hybrid License, providing an exclusive license to H100™. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and an additional payment of $250,000 and additional annual milestone payments of $125,000, $150,000 and $200,000 are due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3 and 6% of any net sales.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30 2022 and 2021:

	For the six Months
	Ended June 30,
	2022	2021
Net cash used in operating activities	$9,475,509	$2,346,366
Net cash used in financing activities	1,076,974	3,762,151
Net decrease in cash	$10,552,483	$6,108,517

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $9,475,509, which primarily reflected our net loss of $1,986,016, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $13,982 consisting primarily of depreciation and amortization, the gain on the Vivus settlement, changes in the fair value of derivative liability and stock compensation, and changes in operating assets and liabilities of $7,475,511.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $1,076,974 for the six months ended June 30, 2022, consisting of prepayments of promissory note of $1,076,974.

Net cash used in financing activities was $3,762,152 for the three months ended June 30, 2021, consisting of payments of senior debt of $3,227,914 and a payment for the senior debt end-of-term fee of $534,237.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$(1,811,792)	$(2,112,917)	$(1,986,016)	$896,164
Interest expense, senior debt	—	115,525	—	288,937
Interest expense, promissory note	150,372	—	303,398	—
Income tax expense (benefit)	—	6,700	—	6,700
Depreciation and amortization expense	1,560,870	1,728,828	3,121,740	3,457,657
EBITDA	(100,550)	(261,864)	1,439,122	4,649,458
Stock based compensation	302,267	680,504	658,093	1,125,511
Gain on settlement with Vivus	—	—	(3,389,941)	—
Change in fair value of derivative liability	—	(2,290,000)	(460,000)	(7,670,000)
Adjusted EBITDA	$201,717	$(1,871,360)	$(1,752,726)	$(1,895,031)

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

The following table presents a reconciliation of net sales to gross billings for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net Sales	$4,186,516	$2,457,649	$6,651,685	$6,533,255
Product Returns	3,620,326	1,203,062	4,364,079	1,812,767
Contract Rebates	308,208	1,050,748	758,439	1,922,482
Chargebacks	33,321	28,198	69,594	265,346
Cash Discounts	159,170	67,060	227,403	266,934
Distribution Service Fees	907,351	350,694	1,304,288	945,972
Coupon Redemptions	1,058,705	978,474	3,409,990	1,924,851
Gross Billings	$10,273,597	$6,135,885	$16,785,478	$13,671,607

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

Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level and has developed a plan to address the remediation of the foregoing deficiencies in the second half of 2022. The Company has hired an external consultant to assist in the remediation of the deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our annual report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

Risks Related to Our Common Stock

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

As previously reported, on June 22, 2022, we received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between May 9, 2022, through June 21, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

To resolve the noncompliance, we may consider available options including a reverse stock split, which may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the SEC. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse stock split.

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited.

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
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: August 12, 2022	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: August 12, 2022	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer