Form 10-Q
period 2022-09-30
Petros Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 20,708,024 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to regain and maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID 19”) pandemic, including the emergence of new variants, such as the Omicron BA.5 variant, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2021 and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$11,181,662	$23,847,572
Accounts receivable, net	3,733,143	2,455,386
Inventories	2,154,031	519,649
Prepaid expenses and other current assets	1,702,784	3,720,088
Total current assets	18,771,620	30,542,695

Fixed assets, net	41,732	49,397
Intangible assets, net	13,158,203	25,293,149
API purchase commitment	5,335,808	11,029,260
Other assets	389,080	475,557
Total assets	$37,696,443	$67,390,058

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$906,092	$—
Accounts payable	2,084,519	4,557,969
Accrued expenses	4,482,477	11,957,384
Accrued inventory purchases	—	14,203,905
Other current liabilities	471,478	260,818
Total current liabilities	7,944,566	30,980,076

Promissory note, net of current portion	8,756,742	—
Derivative liability	—	460,000
Other long-term liabilities	300,153	405,018
Total liabilities	17,001,461	31,845,094

Stockholders’ Equity:
Preferred stock (par value $0.0001 per share, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Common stock (par value $0.0001 per share, 150,000,000 shares authorized, 20,708,024 and 20,684,723 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,071	2,068
Additional paid-in capital	107,197,944	106,231,716
Accumulated deficit	(86,505,033)	(70,688,820)
Total Stockholders’ Equity	20,694,982	35,544,964

Total Liabilities and Stockholders’ Equity	$37,696,443	$67,390,058

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Net sales	$5,193,953	$8,678,424	$(1,457,732)	$2,145,169
Cost of goods sold	1,408,086	1,355,838	286,525	319,158
Gross profit (loss)	3,785,867	7,322,586	(1,744,257)	1,826,011
Operating expenses:
Selling, general and administrative	9,285,317	11,411,113	2,170,975	3,413,223
Gain on settlement with Vivus	(3,389,941)	—	—	—
Research and development expense	1,562,518	799,803	735,916	280,576
Depreciation and amortization expense	4,682,610	5,186,486	1,560,870	1,728,829
Intangible asset impairment	7,460,000	—	7,460,000	—
Total operating expenses	19,600,504	17,397,402	11,927,761	5,422,628

Loss from operations	(15,814,637)	(10,074,816)	(13,672,018)	(3,596,617)
Change in fair value of derivative liability	460,000	9,640,000	—	1,970,000
Interest expense, senior debt	—	(356,873)	—	(67,936)
Interest expense, promissory note	(451,075)	—	(147,677)	—
Loss before income taxes	(15,805,712)	(791,689)	(13,819,695)	(1,694,553)
Income tax expense	10,501	9,045	10,501	2,345
Net Loss	$(15,816,213)	$(800,734)	$(13,830,196)	$(1,696,898)
Net Loss per common share
Basic and Diluted	$(0.76)	$(0.08)	$(0.67)	$(0.17)
Weighted average common shares outstanding
Basic	20,687,284	9,794,267	20,692,321	9,826,599
Effects of common share equivalents
Diluted	20,687,284	9,794,267	20,692,321	9,826,599

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2022
Balance, June 30, 2022	—	$—	20,684,723	$2,068	$106,889,809	$(72,674,836)	$34,217,041
Stock-based compensation expense	—	—	—	—	308,138	—	308,138
Non-employee exercise of restricted stock units			23,301	3	(3)		—
Net loss	—	—	—	—	—	(13,830,196)	(13,830,196)
Balance, September 30, 2022	—	$—	20,708,024	$2,071	$107,197,944	$(86,505,033)	$20,694,982

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2022
Balance, December 31, 2021	—	$—	20,684,723	$2,068	$106,231,716	$(70,688,820)	$35,544,964
Stock-based compensation expense	—	—	—	—	966,231	—	966,231
Non-employee exercise of restricted stock units			23,301	3	(3)		—
Net loss	—	—	—	—	—	(15,816,213)	(15,816,213)
Balance, September 30, 2022	—	$—	20,708,024	$2,071	$107,197,944	$(86,505,033)	$20,694,982

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2021
Balance, June 30, 2021	—	$—	9,826,599	$983	$80,295,724	$(60,805,980)	$19,490,727
Stock-based compensation	—	—	—	—	53,167	—	53,167
Net Loss	—	—	—	—	—	(1,696,898)	(1,696,898)
Balance, September 30, 2021	—	$—	9,826,599	$983	$80,348,891	$(62,502,878)	$17,846,996

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2021
Balance, December 31, 2020	500	$—	9,707,655	$971	$79,170,225	$(61,702,144)	$17,469,052
Conversion of Preferred Stock to Common Stock	(500)	—	60,606	6	(6)	—	—
Non-employee stock-based compensation	—	—	58,338	6	187,796	—	187,802
Stock-based compensation	—	—	—	—	990,876	—	990,876
Net Loss	—	—	—	—	—	(800,734)	(800,734)
Balance, September 30, 2021	—	$—	9,826,599	$983	$80,348,891	$(62,502,878)	$17,846,996

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,816,213)	$(800,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,682,611	5,186,486
Intangible asset impairment	7,460,000	—
Bad debt expense (recoveries)	(103,651)	74,953
Inventory and sample inventory reserve	(14,688)	(90,844)
Amortization of deferred financing costs and debt discount	—	12,500
Lease expense	86,477	76,838
Derivative liability	(460,000)	(9,640,000)
Deferred revenue	56,274	70,343
Gain on settlement with Vivus	(3,389,941)	—
Employee stock-based compensation	966,231	990,876
Non-employee stock-based compensation	—	187,802
Changes in operating assets and liabilities:
Accounts receivable	(1,174,106)	3,125,595
Inventories	(1,619,694)	361,282
Prepaid expenses and other current assets	1,478,267	79,865
Accounts payable	(2,473,450)	(297,212)
Accrued expenses	(954,607)	(3,089,672)
Other current liabilities	154,370	357,361
Other long-term liabilities	(104,865)	(163,171)
Net cash used in operating activities	(11,226,985)	(3,557,732)

Cash flows from financing activities:
Payment of promissory note	(1,438,925)	—
Payment of senior debt	—	(4,912,541)
Payment of portion of senior dent end of term fee	—	(534,237)
Net cash used in financing activities	(1,438,925)	(5,446,778)

Net decrease in cash	(12,665,910)	(9,004,510)

Cash, beginning of period	23,847,572	17,139,694
Cash, end of period	$11,181,662	$8,135,184

Supplemental cash flow information:
Cash paid for interest during the period	$451,075	$393,577

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$(6,520,283)	$—
Noncash decrease in accrued inventory purchases related to Vivus Settlement	(14,203,905)	—
Noncash increase in promissory note related to Vivus settlement	9,662,834	—
Noncash decrease in API purchase commitment	6,232,489	—
Noncash issuance of common stock to non-employee	3	—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows. However, actual results could differ from those estimates. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2021.

All transactions between the consolidated entities have been eliminated in consolidation.

Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations since our inception. As of September 30, 2022, the Company had cash of approximately $11.2 million, positive working capital of $10.8 million, an accumulated deficit of approximately $86.5 million and used cash in operations during the nine months ended September 30, 2022 of approximately $11.2 million. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. The terms of this promissory note are discussed in Note 8. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited interim consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to  invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; further developing and commercializing H100; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC or H100 in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians had prevented in-person visits by sales representatives to physicians’ offices. The Company had taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continued to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices. In January 2022, the Company sub-leased its Manalapan office and all administrative employees are working remotely for the foreseeable future. The Company has fully resumed in-person interactions by its customer-facing personnel in compliance with any local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. Since the beginning of the COVID-19 pandemic, we have experienced a shift from in-person sales to online, telehealth-based sales. These online sales generally have lower gross margins than in-person sales, which has impacted our net revenues.

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

As of September 30, 2022 and December 31, 2021, the reserves for sales deductions were $4.1 million and $4.7 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of September 30, 2022 and December 31, 2021, the reserves for product returns were $3.5 million and $3.8 million, respectively, and are included as a component of accrued expenses. During the three months ended September 30, 2022, the Company revised and increased its estimate of reserves for product returns by $2.7 million. Higher than estimated wholesaler returns of Stendra® during the third quarter was primarily related to the return of short-dated product sold in prior periods above our initial estimates. Throughout each quarter, we regularly seek to obtain periodic retail demand information and current inventory levels from our significant wholesalers. As part of this process, certain wholesalers indicated an increased ability to sell short-dated product before expiration because prescription demand for Stendra was strong at that time. Citing the demand of wholesalers at that time, management expected the short-dated product would sell through to end customers. Because sell through was below that estimated by the wholesalers, the Company had to increase its current return exposure.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. As of September 30, 2022 and December 31, 2021, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at September 30, 2022 and December 31, 2021.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as of September 30, 2022 and December 31, 2021 was $0 million and $0.5 million, respectively. See Note 9 Stockholders’ Equity.

Intangible Assets

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. During the three months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated, for the Stendra® product an impairment.  The Company then prepared a discounted cash flow analysis resulting in an impairment of approximately $7.5 million.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2022 and December 31, 2021, no accrued interest or penalties are recorded in the consolidated balance sheet.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the three and nine months ended September 30, 2022 and 2021. See Note 13 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Pending Adoption as of September 30, 2022

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

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	September 30,	December 31,
	2022	2021
Gross accounts receivables	$4,318,139	$3,363,827
Distribution service fees	(211,521)	(371,310)
Chargebacks accrual	(11,455)	—
Cash discount allowances	(87,986)	(159,446)
Allowance for doubtful accounts	(274,034)	(377,685)
Total accounts receivable, net	$3,733,143	$2,455,386

For the nine months ended September 30, 2022, gross sales from customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 27%, 22%, and 18% and 15% of total gross sales, respectively. For the nine months ended September 30, 2021, gross billings from customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 78% of total gross sales.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at September 30, 2022 equal to 32%, 31%, and 11%, respectively, of the Company’s total gross accounts receivables. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at December 31, 2021 equal to 40%, 19% and 15%, of the Company’s total gross accounts receivables.

4)    Inventories

Inventory is comprised of the following:

	September 30, 2022	December 31, 2021
Raw Materials	$1,480,047	$359,741
Finished goods	673,984	159,908
Total inventory	$2,154,031	$519,649

Finished goods are net of valuation reserves of $368,610 and $383,298 as of September 30, 2022 and December 31, 2021, respectively. Raw materials are net of valuation reserves of $2,872,977 as of September 30, 2022 and December 31, 2021, which is related to bulk inventory.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	241,663	73,223
Prepaid FDA fees	—	831,179
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 13)	552,114	1,419,538
Due from wholesalers	104,059	609,059
Other prepaid expenses	591,861	605,422
Other current assets	141,587	110,167
Total prepaid expenses and other current assets	$1,702,784	$3,720,088

6)    Intangible Assets

Balance at December 31, 2020	$32,160,919
Amortization expense	(6,867,770)
Balance at December 31, 2021	25,293,149
Amortization expense	(4,674,946)
Intangible Impairment	(7,460,000)
Balance at September 30, 2022	$13,158,203

The future annual amortization related to the Company’s intangible assets is as follows as of September 30, 2022:

2022 (remaining 3 months)	$913,720
2023	3,272,747
2024	2,800,622
2025	1,754,328
2026	1,442,186
Thereafter	2,974,600
Total	$13,158,203

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of September 30, 2022 are $7.8 million, $4.2 million and $1.2 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2021 were $19.1 million, $4.9 million and $1.4 million, respectively. During the three months ended September 30, 2022, the Company determined that the intangible asset related to the Stendra® product was impaired resulting in an impairment charge of approximately $7.5 million.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2022	December 31, 2021
Accrued price protection (see Note 13)	$—	$1,853,979
Accrued product returns	3,463,597	6,192,845
Accrued contract rebates	278,670	379,242
Due to Vivus (see Note 13)	—	2,267,523
Due to 3PL/Wholesalers	133,177	479,178
Accrued bonuses	532,797	527,563
Accrued professional fees	1,164	125,392
Other accrued expenses	73,072	131,662
Total accrued expenses	$4,482,477	$11,957,384

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

Future minimum principal payments of the promissory note are as follows:

2022 (remaining 3 months)	$—
2023	1,274,741
2024	1,530,729
2025	2,720,940
2026	3,264,351
2027	872,074
Total	$9,662,835

Senior Debt

The Company did not have any senior indebtedness as of September 30, 2022 and December 31, 2021.

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

Effective September 30, 2020, the Company and Hercules entered into the Third Amendment to Loan and Security Agreement (“Third Amendment”) to provide for interest only payments commencing on October 1, 2020 and continuing through December 22, 2020, unless the Company raised net cash proceeds of at least $25 million through an equity or debt financing or other transaction on or before December 21, 2020. The Third Amendment also amended the minimum cash, minimum net revenue and minimum EBITDA financial covenants. On that same date, Juggernaut Capital Partners III, L.P., Hercules and Wells Fargo Bank, N.A. entered into an escrow agreement (the “Escrow Agreement”) to escrow funds amounting to approximately $1.5 million, an amount equal to the aggregate of certain principal payments due under the Loan Agreement, as amended. In connection with the consummation of the Mergers, the funds held in escrow were disbursed back to Juggernaut Capital Partners III, L.P. and the Escrow Agreement was terminated.

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt had a maturity date of December 1, 2021.

On November 3, 2021, the Company repaid $1,179,651 towards the senior debt. This payment satisfied the remaining balance of the senior debt as of that date.

Interest expense on the Senior Debt was $356,873 and $67,936 for the nine and three months ended September 30, 2021, respectively. As of December 31, 2021.

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

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which was liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment was only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 10,232,090 shares of Petros Common Stock. As of September 30, 2022, the milestones have not been achieved. The fair value of the derivative liability was $0 and $0.5 million as of September 30, 2022 and December 31, 2021, respectively.

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
ii

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

10)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 1,521,654 shares to a total of 2,600,000 shares of common stock. As of September 30, 2022, there were 2,600,000 shares authorized and 1,583,701 shares available for issuance under the 2020 Plan.

The following is a summary of stock options for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2020	574,331	$51.43	0.9	$—
Options granted	615,669	3.38	9.23	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	(574,331)	51.43	—	—
Less: options exercised	—	—	—	—
Options outstanding at December 31, 2021	615,669	3.38	9.23	—
Options granted	50,000	3.34	9.26	—
Less: options forfeited	(75,000)	(3.21)	—	—
Less: options expired/cancelled	—	—	—	—
Less: options exercised	—	—	—	—
Options outstanding at September 30, 2022	590,669	$3.40	8.55	$—

Options exercisable at September 30, 2022	475,502	$3.39	8.57	$—

The following is a summary of RSU’s for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
RSU’s outstanding at December 31, 2020	—	—	—	—
RSU’s granted	116,383	$3.29	9.84	—
Less: RSU’s forfeited	—	—	—	—
Less: RSU’s expired/cancelled	—	—	—	—
Less: RSU’s exercised	—	—	—	—
RSU’s outstanding at December 31, 2021	116,383	$3.29	9.84	—
RSU’s granted	309,247	$1.19	9.52	—
Less: RSU’s forfeited	—	—	—	—
Less: RSU’s expired/cancelled	—	—	—	—
Less: RSU’s exercised	(23,301)	$(3.09)	—	—
RSU’s outstanding at September 30, 2022	402,329	$1.69	9.45	—
RSU’s exercisable at September 30, 2022	—	—	—	—

On January 4, 2022, pursuant to a consulting agreement, the Company awarded a grant of 50,000 options to purchase shares of common stock of the Company at an exercise price of $3.34 per share. The shares of common stock underlying the options vested 100% upon issuance.

On April 7, 2022, the Company awarded the four Directors grants of 248,742 total RSU’s with a stock price of $1.19 per share. The RSU’s shall vest 100% on the one-year anniversary of the date of grant. Also on April 7, 2022, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, was granted 60,505 RSUs with a stock price of $1.19 per share. The RSU’s shall vest 100% on the one-year anniversary of the date of grant.

Total stock-based compensation expense recognized for the nine months ended September 30, 2022 and 2021 was $966,231 and $1,178,678, respectively and, for the three months ended September 30, 2022 and 2021 was $308,138 and $53,167, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.

11)    Common Stock Warrants

The following is a summary of warrants for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

Number of Shares
Warrants outstanding at December 31, 2020	4,407,962
Warrants issued	7,853,558
Warrants exercised	(2,014,586)
Warrants expired	(207,913)
Warrants outstanding at December 31, 2021 and September 30, 2022	10,039,021

As of September 30, 2022, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
2,780	$1.60	August 23, 2023
22,800	35.65	June 1, 2024
74,864	21.85	June 17, 2024
20,043	31.25	June 19, 2024
22,800	26.55	September 1, 2024
10,500	12.738	September 16, 2024
22,800	4.30	December 1, 2024
28,000	5.65	March 2, 2025
28,000	7.30	June 1, 2025
28,000	5.50	September 1, 2025
28,000	4.705	December 1, 2025
2,221,829	7.50	December 1, 2025
908,498	17.50	December 1, 2025
623,303	51.25	December 1, 2025
157,832	125.00	December 1, 2025
1,751,311	1.715	October 19, 2026
2,337,719	3.50	December 2, 2026
1,749,942	3.50	December 27, 2026
10,039,021

12)    Basic and Diluted Net Income (Loss) per Common Share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(13,830,196)	$(1,696,898)	$(15,816,213)	$(800,734)
Denominator
Weighted-average common shares for basic net income (loss) per share	20,692,321	9,826,599	20,687,284	9,794,267
Basic and diluted net income (loss) per common share	$(0.67)	$(0.17)	$(0.76)	$(0.08)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock Options	590,669	1,213,301	590,669	1,213,301
Warrants	10,039,021	4,405,182	10,039,021	4,405,182
Total	10,629,690	5,618,483	10,629,690	5,618,483

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement. The Supply Agreement was terminated, effective September 30, 2021.

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

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions, Vivus released 50% of the quantity of bulk Stendra® tablets on January 18, 2022 under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement, Vivus also released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon the Company’s satisfaction of the remaining regulatory submission requirements.

As a result of entering into the Vivus Settlement Agreement, the Company decreased accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement for the nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company has $0 and $14.2 million, respectively, of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory.

API inventory is not a finished good. The Company has $0.2 million of API inventory which it has title to and is classified as raw materials inventory. The additional API inventory that the Company does not have title to is classified as API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of September 30, 2022 and December 31, 2021, there was $0.6 million and $1.4 million respectively included in other current assets (see Note 5 Prepaid and Other Current Assets). As of September 30, 2022 and December 31, 2021, there was $5.3 million and $11.0 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three and nine months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022 and 2021, the Company incurred royalties to MTPC for Stendra® of $135,816 and $302,346, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company had a receivable for royalties of $107,031 and $81,136, which are included in other current assets. (see Note 7 Accrued Expenses and Note 5 Prepaid and other Current Assets).

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

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, $200,000 on December 23, 2021, $150,000 on March 24, 2022.

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

(c)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 1.9 years to 4.3 years.

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

The components of lease expense consisted entirely of fixed lease costs related to operating leases. These costs were $134,435 and $134,435 for the nine months ended September 30, 2022 and 2021. Fixed lease costs for the nine months ended September 30, 2022 were offset by sublease income of $63,000.

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2022	As of December 31, 2021
Operating lease ROU asset:
Other assets	$389,079	$475,557

Operating lease liability:
Other current liabilities	137,596	125,579
Other long-term liabilities	300,152	405,018
Total operating lease liability	$437,748	$530,597

Supplemental lease term and discount rate information related to leases was as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted-average remaining lease terms - operating leases	2.9 years	3.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,935	$45,942	$140,805	$137,826

Future minimum lease payments under non-cancelable leases as of September 30, 2022, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2022 (remaining 3 months)	46,935
2023	189,374
2024	155,242
2025	81,107
2026	82,324
Thereafter	—
Total lease payments	554,982
Less: Imputed Interest	(117,234)
Total	$437,748

Future minimum sublease income under non-cancelable leases as of September 30, 2022, were as follows:

Sublease income	Operating Leases
2022 (remaining 3 months)	21,000
2023	84,000
2024	56,000
Total	$161,000

As of September 30, 2022, the Company had no operating leases that had not yet commenced.

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

The Company’s results of operations by reportable segment for the nine months ended September 30, 2022 are summarized as follows:

	Prescription	Medical
For the Nine Months Ended September 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$2,716,311	$2,477,642	$—	$5,193,953
Cost of goods sold	525,073	883,013	—	1,408,086
Selling, general and administrative expenses	3,933,295	1,352,239	3,999,783	9,285,317
Gain on settlement of contingent liability	(3,389,941)	—	—	(3,389,941)
Research and development expenses	1,428,848	133,670	—	1,562,518
Depreciation and amortization expense	3,808,991	873,619	—	4,682,610
Intangible asset impairment	7,460,000	—	—	7,460,000
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest expense	—	—	451,075	451,075
Income tax expense	—	(10,501)	—	(10,501)
Net loss	$(11,049,955)	$(775,400)	$(3,990,858)	$(15,816,213)

The Company’s results of operations by reportable segment for the nine months ended September 30, 2021 are summarized as follows:

	Prescription	Medical
For the Nine Months Ended September 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$6,227,753	$2,450,671	$—	$8,678,424
Cost of goods sold	607,582	748,256	—	1,355,838
Selling, general and administrative expenses	4,985,603	2,014,424	4,411,086	11,411,113
Gain on settlement of contingent liability	—	—	—	—
Research and development expenses	799,803	—	—	799,803
Depreciation and amortization expense	4,194,809	991,677	—	5,186,486
Change in fair value of derivative liability	—	—	(9,640,000)	(9,640,000)
Interest expense	—	—	356,873	356,873
Income tax expense	—	(9,045)	—	(9,045)
Net income (loss)	$(4,360,044)	$(1,312,731)	$4,872,041	$(800,734)

The Company’s results of operations by reportable segment for the three months ended September 30, 2022 are summarized as follows:

	Prescription	Medical
For the Three Months Ended September 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$(2,140,629)	$682,897	$—	$(1,457,732)
Cost of goods sold	36,067	250,458	—	286,525
Selling, general and administrative expenses	493,128	467,701	1,210,147	2,170,975
Research and development expenses	678,552	57,364	—	735,916
Depreciation and amortization expense	1,269,664	291,206	—	1,560,870
Intangible asset impairment	7,460,000	—	—	7,460,000
Interest expense	—	—	147,677	147,677
Income tax expense	—	(10,501)	—	(10,501)
Net loss	$(12,078,040)	$(394,332)	$(1,357,824)	$(13,830,196)

The Company’s results of operations by reportable segment for the three months ended September 30, 2021 are summarized as follows:

	Prescription	Medical
For the Three Months Ended September 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$1,377,291	$767,878	$—	$2,145,169
Cost of goods sold	45,254	273,904	—	319,158
Selling, general and administrative expenses	1,318,610	722,998	1,371,615	3,413,223
Research and development expenses	280,576	—	—	280,576
Depreciation and amortization expense	1,398,270	330,559	—	1,728,829
Change in fair value of derivative liability	—	—	(1,970,000)	(1,970,000)
Interest expense	—	—	67,936	67,936
Income tax expense	—	(2,345)	—	(2,345)
Net income (loss)	$(1,665,419)	$(561,928)	$530,449	$(1,696,898)

The following table reflects net sales by geographic region for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Net Sales	2022	2021	2022	2021
United States	$(1,647,367)	$1,861,222	$4,260,171	$7,754,534
International	189,635	283,947	933,782	923,890
	$(1,457,732)	$2,145,169	$5,193,953	$8,678,424

No individual country other than the United States accounted for 10% of total sales for the three and nine months ended September 30, 2022 and 2021.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of September 30, 2022, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$7,810,080	$5,348,123	$13,158,203
Total segment assets	$30,614,587	$7,081,856	$37,696,443

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2021, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$19,071,407	$6,221,742	$25,293,149
Total segment assets	$59,657,514	$7,732,544	$67,390,058

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

In addition to Stendra®, Petros’ ED portfolio also includes external penile rigidity devices, namely Vacuum Erection Devices (“VEDs”), which are sold domestically and internationally. In addition to ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, Petros acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). H100™ is a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. Peyronie’s disease is a condition that occurs upon penile tissue disruption often caused by sexual activity or injury, healing into collagen-based scars that may ultimately harden and cause penile deformity. On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, $200,000 on December 23, 2021 and $150,000 on March 24, 2022.

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of September 30, 2022, the Company had cash of approximately $11.2 million, positive working capital of $10.8 million, an accumulated deficit of approximately $86.5 million and used cash in operations during the nine months ended September 30, 2022 of approximately $11.2 million. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. The terms of this promissory note are discussed in Note 8. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited interim consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; further developing and commercializing H100; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC or H100 in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In connection with the License Agreement, the Company and Vivus also entered into a Supply Agreement on September 30, 2016, which has since been terminated, effective as of September 30, 2021. Following the termination of the Vivus Supply Agreement, Petros, through its subsidiary Metuchen, entered into a Technology Transfer Service Agreement on January 20, 2022 with Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific (“Patheon”), pursuant to which the Company and Patheon agreed to collaborate as strategic partners for commercial production of Stendra® tablets at Patheon’s facilities in Cincinnati, Ohio. Under the Agreement, Patheon or one of its affiliates is providing pharmaceutical development and technology transfer services in order to establish and validate its ability to manufacture supply of the Company’s Stendra® product. Any commercial sale of product manufactured during the performance of the Agreement must be subject to a subsequent commercial manufacturing services agreement (with associated quality agreement) between the parties before it can be offered for commercial sale.

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

On March 27, 2018, the Company entered into a Sublicense Agreement with Acerus Pharmaceuticals Corporation (“Acerus”) whereby the Company granted to Acerus an exclusive sublicense in Canada for, among other things, the development and commercialization of Stendra® avanafil for a one-time fee of $100,000. The Company was entitled to receive an additional fee of $400,000 if Stendra® is approved by Canadian regulators, as well as commercial milestone payments and royalty fees of 12% of net sales. However, in April 2020 Health Canada issued a Notice of Deficiency (“NOD”) against the New Drug Submission. Metuchen and Acerus are currently renegotiating modified terms to the sub-license agreement including the option to terminate or expire the agreement, as they continue to assess the pathway required to address the deficiency noted by Health Canada.

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

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions. Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement Vivus also released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon the Company’s satisfaction of the remaining regulatory submission requirements.

As a result of entering into the Vivus Settlement Agreement, the Company decreased the Company’s accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement for the nine months ended September 30, 2022.

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the nine months ended September 30, 2022, the Company has paid Vivus $1,438,925. As of September 30, 2022, the principal balance on the Note is $9,622,834.

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

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting. We have not regained compliance as of the date of this report. On October 12, 2022, we filed a definitive proxy statement for our 2022 annual meeting of stockholders, including a proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to effect, at the discretion of the Board, a reverse stock split of all of the outstanding shares of our common stock, at a ratio in the range of 1-for-4 to 1-for-10, with such ratio to be determined by the Board in its discretion and included in a public announcement. The 2022 annual meeting will be held on November 29, 2022.

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

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return either the prescription medication or medical device and receive credit for product. The provision for returns is based upon the Company’s estimates for future returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. During the three months ended September 30, 2022, the Company revised and increased its estimate of reserves for product returns by $2.7 million. The higher than estimated wholesaler returns of Stendra® during the third quarter was primarily related to the return of short-dated product sold in prior periods above our initial estimates. Throughout each quarter, we regularly seek to obtain periodic retail demand information and current inventory levels from our significant wholesalers. As part of this process, certain wholesalers indicated an increased ability to sell short-dated product before expiration because prescription demand for Stendra was strong at that time. Citing the demand of wholesalers at that time, management expected the short-dated product would sell through to end customers. Because sell through was below that estimated by the wholesalers, the Company had to increase its current return exposure.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock. The Company estimated their fair value using the Monte Carlo Simulation approach as of September 30, 2022 and December 31, 2021. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. During the three months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis. While impairment indicators existed in prior periods, in the current period the Company noted with respect to the Stendra® product, a significant decline in gross billings, higher than estimated returns of the 8A lots, along with a significant decline in the Company’s overall market capital value. Primarily as a result of these factors, the undiscounted cash flow analysis for the Stendra® product indicated an impairment. The Company then prepared a discounted cash flow analysis resulting in an impairment of approximately $7.5 million. This analysis includes projections of future revenue and expenses, which if not achieved could result in future impairment charges, Additionally, we are planning to continue investing in research and development pursuant to our OTC strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future. Should we be unsuccessful or delayed in our expectations of our OTC strategies, there may be further impairment of the intangible asset.

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

Nine Months Ended September 30, 2022 and 2021 (Unaudited)

The following table sets forth a summary of our statements of operations for the nine months ended September 30, 2022 and 2021:

	For the Nine Months
	Ended September 30,
	2022	2021
Net sales	$5,193,953	$8,678,424
Cost of sales	1,408,086	1,355,838
Gross profit	3,785,867	7,322,586

Operating expenses:
Selling, general and administrative	9,285,317	11,411,113
Gain on settlement with Vivus	(3,389,941)	—
Research and development	1,562,518	799,803
Depreciation and amortization expense	4,682,610	5,186,486
Intangible asset impairment	7,460,000	—
Total operating expenses	19,600,504	17,397,402

Loss from operations	(15,814,637)	(10,074,816)

Change in fair value of derivative liability	460,000	9,640,000
Interest expense, senior debt	—	(356,873)
Interest expense, promissory note	(451,075)	—

Loss before income taxes	(15,805,712)	(791,689)

Income tax expense	10,501	9,045

Net Loss	$(15,816,213)	$(800,734)

Net Sales

Net sales for the nine months ended September 30, 2022, were $5,193,953, composed of $2,716,311 of net sales from Prescription Medicines and net sales of $2,477,642 from Medical Devices.

Net sales for the nine months ended September 30, 2021, were $8,678,424, composed of $6,227,753 of net sales from Prescription Medicines and net sales of $2,450,671 from Medical Devices.

For the nine months ended September 30, 2022, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers that represented approximately 27%, 22%, 18%, and 15% of total gross billings, respectively.

For the nine months ended September 30, 2021, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers that represented approximately 30%, 25%, 13% and 10% of total gross billings.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the four main customers as described above, which collectively accounted for approximately 93% of Stendra® net sales for the nine months ended September 30, 2022. Individually, sales to the four main customers accounted for 31%, 25%, 20%, and 17%, respectively, of Stendra® gross billings for the nine months ended September 30, 2022.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $3,484,471, or 40%, lower during the nine months ended September 30, 2022 than in the same period in 2021 consisting of a $3,511,442 decrease in the net sales of Stendra® partially offset by a $26,971 increase in Medical Device Sales. During the three months ended September 30, 2022, the Company revised and increased its estimate of reserves for product returns by $2.7 million. The decrease in net sales of Stendra® was substantially due to wholesaler returns related to the sale of short-dated product above our initial estimates and decreased wholesaler sales due to decreased demand. Throughout the fiscal quarter, we regularly seek to obtain periodic retail demand information and current inventory levels from our significant wholesalers. As part of this process, certain wholesalers indicated an increased ability to sell short-dated product before expiration because prescription demand for Stendra was strong at that time. Citing the demand of wholesalers at that time, management expected the short-dated product would sell through to end customers. Because sell through was below that estimated by the wholesalers, the Company had to increase its current return exposure. The Company has experienced a significant decrease in prescription demand for Stendra since the second quarter of this year. The increase in net sales for Medical Devices included an increase in international and domestic sales of VED systems.

Cost of Sales

Cost of sales for the nine months ended September 30, 2022, were $1,408,086, composed of $525,073 of cost of sales for our Prescription Medicines segment and $883,013 for our Medical Devices segment.

Cost of sales for the nine months ended September 30, 2021 were $1,355,838, composed of $607,582 of cost of sales for our Prescription Medicines segment and $748,256 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the nine months ended September 30, 2022 consisted of 51% third-party product cost of sales, 26% royalty expenses, 26% third-party logistics provider order fulfillment and shipping expenses and a 3% benefit in inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the nine months ended September 30, 2022 consisted of 85% raw materials and 15% production labor.

Cost of sales increased by $52,248, or 4%, during the nine months ended September 30, 2022 compared to the same period in 2021. For the nine months ended September 30, 2022 and 2021, cost of sales as a percentage of net sales was 27% and 16%, respectively.

Gross Profit

Gross profit for the nine months ended September 30, 2022 was $3,785,867, or 73% of net sales, composed of $2,191,238 of gross profit from Prescription Medicines and $1,594,629 from Medical Devices. Gross profit for the nine months ended September 30, 2021 was $7,322,586, or 84% of net sales, composed of $5,620,172 of gross profit from Prescription Medicines and $1,702,415 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended September 30, 2022, were $9,285,317, composed of $3,933,295, of selling, general and administrative expenses of our Prescription Medicines segment, $1,352,239 of selling, general and administrative expenses of our Medical Devices segment and $3,999,783 of general corporate expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $11,411,113, composed of $4,985,603 of selling, general and administrative expenses of our Prescription Medicines segment, $2,014,424 of selling, general and administrative expenses of our Medical Devices segment and $4,411,086 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $2,125,796, or 19%, during the nine months ended September 30, 2022, compared to the same period in 2021. Decreased selling general and administrative expenses were primarily driven by a waiver of fees due to the FDA under the Prescription Drug User Fee Act (“PDUFA”) for the fiscal year 2022, resulting in a $1,034,032 decrease in fees due under PDUFA, decreased professional service fees of $516,819 as management sought to reduce expenses to improve operational efficiencies, decreased direct selling and marketing expenses of $119,720, lower payroll expenses of $282,768 resulting from decreased headcount, decreased bad debt expenses of $65,799 due to improved customer collections, decreased stock compensation expense of $41,691, and decreased other operating expenses of $64,967.

Gain on settlement with Vivus

As a result of the Vivus Promissory Note, as discussed in Note 8 and Note 13 of the Notes to Consolidated Financial Statements, the Company’s total liabilities were decreased by $3,389,941 in the form of concession of customer returns, which were recognized as a gain on settlement during the nine months ended September 30, 2022. There was no such activity in the same period of 2021.

Research and development

Research and development expenses for the nine months ended September 30, 2022 were $1,562,518, composed of $1,428,848 for our Prescription Medicines segment and $133,670 for our Medical Devices segment, respectively.

Research and development expenses for the nine months ended September 30, 2021 were $799,803 and $0 for our Prescription Medicines segment and Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the nine months ended September 30, 2022 are composed of $793,542 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®; $150,000 for upfront licensing fees, $239,339 for clinical development expenses, and $67,863 for consulting fees related to the H100 license acquired in March 2020; and $178,104 related to the Company’s tech transfer of its manufacturing process. Research and development expenses for the Prescription Medicines segment for the nine months ended September 30, 2021 are composed of $535,184 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter Strategies, $200,000 for upfront licensing fees and $64,619 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses for the Medical Devices segment for the nine months ended September 30, 2022 are composed of $133,670 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the nine months ended September 30, 2021 were $0.

Research and development expenses increased by $762,715, or 95%, during the nine months ended September 30, 2022, compared to the same period in 2021. Increased research and development expenses were primarily driven by increased consulting fees related to the Company’s OTC strategies related to Stendra®, increased clinical development expenses related to the H100 license acquired in March 2020, and increased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies partially offset by decreased upfront licensing fees related to the H100 license acquired in March 2020.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2022, were $4,682,610, composed of $3,808,991 of depreciation and amortization expenses of our Prescription Medicines segment and $873,619 of depreciation and amortization expenses of our Medical Devices segment.

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

Intangible asset impairment

During the nine months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicate that, the Stendra® product intangible asset was impaired. The Company then prepared a discounted cash flow analysis resulting in an impairment of approximately $7.5 million.

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $460,000 represents the change in fair value of the derivative during the nine months ended September 30, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout would be met.

Interest expense, senior debt

Interest expense, senior debt for the nine months ended September 30, 2021, was $356,873 consisting of interest payments on our senior debt, with a weighted average balance of $3,958,927. The senior debt was repaid in 2021. There was no interest expense, senior debt for the nine months ended September 30, 2022.

Interest expense, promissory note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the nine months ended September 30, 2022, was $451,075. There was no interest expense, promissory note for the nine months ended September 30, 2021.

Three Months Ended September 30, 2022 and 2021 (unaudited)

The following table sets forth a summary of our statements of operations for the three months ended September 30, 2022 and 2021:

	For the Three Months
	Ended September 30,
	2022	2021
Net sales	$(1,457,732)	$2,145,169
Cost of sales	286,525	319,158
Gross profit	(1,744,257)	1,826,011

Operating expenses:
Selling, general and administrative	2,170,975	3,413,223
Gain on settlement with Vivus	—	—
Research and development	735,916	280,576
Depreciation and amortization expense	1,560,870	1,728,829
Intangible asset impairment	7,460,000	—
Total operating expenses	11,927,761	5,422,628

Loss from operations	(13,672,018)	(3,596,617)

Change in fair value of derivative liability	—	1,970,000
Interest expense, senior debt	—	(67,936)
Interest expense, promissory note	(147,677)	—
Loss before income taxes	(13,819,695)	(1,694,553)

Income tax expense	10,501	2,345

Net Loss	$(13,830,196)	$(1,696,898)

Net Sales

Net sales for the three months ended September 30, 2022, were $(1,457,732), composed of $(2,140,629) of net sales from Prescription Medicines and net sales of $682,897 from Medical Devices.

Net sales for the three months ended September 30, 2021, were $2,145,169, composed of $1,377,291 of net sales from Prescription Medicines and net sales of $767,878 from Medical Devices.

For the three months ended September 30, 2022, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 30%, 16%, and 15% of total gross billings, respectively.

For the three months ended September 30, 2021, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers that represented approximately 42%, 17%, 15%, and 14% of total gross billings, respectively.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to five main customers, which collectively accounted for approximately 97% of Stendra® net sales for the three months ended September 30, 2022. Individually, sales to the five main customers accounted for 38%, 20%, 19%, 10%, and 10% of Stendra® net sales for the three months ended September 30, 2022.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $3,602,902, or 168%, lower during the three months ended September 30, 2022, than in the three months ended September 30, 2021 consisting of a $3,517,921 decrease in the net sales of Stendra® and a $84,981 decrease in Medical Device Sales. During the three months ended September 30, 2022, the Company revised and increased its estimate of reserves for product returns by $2.7 million. The decrease in net sales of Stendra® was substantially due to wholesaler returns related to the sale of short-dated product above our initial estimates and decreased wholesaler sales due to decreased demand, resulting in negative net sales for the period. Throughout the fiscal quarter, we regularly seek to obtain periodic retail demand information and current inventory levels from our significant wholesalers. As part of this process, certain wholesalers indicated an increased ability to sell short-dated product before expiration because prescription demand for Stendra was strong at that time. Citing the demand of wholesalers at that time, management expected the short-dated product would sell through to end customers. Because sell through was below that estimated by the wholesalers, the Company had to increase its current return exposure. The Company has experienced a significant decrease in prescription demand for Stendra since the second quarter of this year. The decrease in net sales for Medical Devices included a decrease in international partially offset by an increase in domestic sales of VED systems.

Cost of Sales

Cost of sales for the three months ended September 30, 2022, were $286,525, composed of $36,067 of cost of sales for our Prescription Medicines segment and $250,458 for our Medical Devices segment.

Cost of sales for the three months ended September 30, 2021, were $319,158, composed of $45,254 of cost of sales for our Prescription Medicines segment and $273,904 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended September 30, 2022 consisted of 282% third-party logistics provider order fulfillment, shipping expenses and other cost of sales, 114% third-party product cost of sales, 1% inventory obsolescence reserves and a 297% benefit in royalty expenses.

Cost of sales for the Medical Device segment for the three months ended September 30, 2022, consisted of 79% raw materials and 21% production labor.

Cost of sales decreased by $32,634, or 10%, during the three months ended September 30, 2022, compared to the three months ended September 30,2021. For the three months ended September 30, 2022 and September 30, 2021, cost of sales as a percentage of net sales was -20% and 15%, respectively.

Gross Loss

Gross loss for the three months ended September 30, 2022, was $(1,744,257), composed of $(2,176,696) of gross loss from Prescription Medicines net of $432,439, from Medical Devices. Gross profit for the three months ended September 30, 2021, was $1,826,011, or 85% of net sales, composed of $1,332,036 of gross profit from Prescription Medicines and $493,974 from Medical Devices. The decrease in gross profit was driven by the factors noted above as driving the decrease in net sales.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2022, were $2,170,975, composed of $493,128 of selling, general and administrative expenses of our Prescription Medicines segment, $467,701 of selling, general and administrative expenses of our Medical Devices segment and $1,210,147 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $1,242,249, or 36%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Decreased selling general and administrative expenses were primarily driven by a waiver of fees due to the FDA under PDUFA for the fiscal year 2022, resulting in a $1,083,504 decrease in fees due under PDUFA, decreased professional service fees of $295,410 as management sought to reduce expenses to improve operational efficiencies, decreased direct selling and marketing expenses of $52,328, and decreased other operating expenses of $98,326 partially offset by increased stock based compensation expense of $254,969 increased bad debt expenses of $32,350 due to reserves for uncollectible accounts.

Research and development

Research and development expenses for the three months ended September 30, 2022, were $735,916, composed of $678,552 in our Prescription Medicines segment and $57,364 for our Medical Devices segment.

Research and development expenses for the three months ended September 30, 2021, were $280,576, in our Prescription Medicines segment and $0 for our Medical Devices segment.

Research and development expenses for the Prescription Medicines segment for the three months ended September 30, 2022 are composed of $403,085 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter Strategies related to Stendra®; $97,824 for clinical development expenses and $27,408 for consulting fees related to the H100 license acquired in March 2020; and $150,235 related to the Company’s tech transfer of its manufacturing process. Research and development expenses for the Prescription Medicines segment for the three months ended September 30, 2021 are composed of $232,076 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter Strategies and $48,500 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses for the Medical Devices segment for the three months ended September 30, 2022, are composed of $57,364 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the three months ended September 30, 2021 were $0.

Research and development expenses increased by $455,340, or 162%, during the three months ended September 30, 2022, compared to the three months ended September 30,2021. Increased research and development expenses were primarily driven by increased consulting fees related to the Company’s Non-Prescription / Over-The-Counter strategies related to Stendra®, increased expenses related to the Company’s tech transfer of its manufacturing process, increased clinical development expenses related to the H100 license acquired in March 2020 and license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2022, were $1,560,870, composed of $1,269,664 of depreciation and amortization expenses of our Prescription Medicines segment and $291,206 of depreciation and amortization expenses of our Medical Devices segment.

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

Intangible asset impairment

During the three months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, indicated that the Stendra® product intangible asset was impaired. The Company then prepared a discounted cash flow analysis resulting in an impairment of approximately $7.5 million.

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. The fair value of the derivative liability was reduced to $0 as of September 30, 2022.

Interest expense, senior debt

Interest expense, senior debt for the three months ended September 30, 2021, was $67,936 consisting of interest payments on our senior debt, with a weighted average balance of $2,305,470. The senior debt was repaid in 2021. There was no interest expense, senior debt for the three months ended September 30, 2022.

Interest expense, promissory note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the three months ended September 30, 2022, was $147,677 consisting of interest for payments on our promissory note. There was no interest expense, promissory note for the three months ended September 30, 2021.

Liquidity and Capital Resources

General

Cash on hand totaled $11,181,662 at September 30, 2022, compared to $23,847,572 at December 31, 2021.

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2022, we had cash of $11.2 million, positive working capital of $10.8 million, and an accumulated deficit of $86.5 million. For the nine months ended September 30, 2022, we used cash in operation of approximately $11.2 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of

$10,201,758. The terms of this promissory note are discussed in the section titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited interim consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; further developing and commercializing H100; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC or H100 in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company also expects to incur approximately $20 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval, including approximately $15 million for clinical trials and $5 million of other expenses. The Company anticipates funding these future expenses through additional capital raises, awarded grants or issuance of debt, until revenues become sufficient to cover these ongoing expenses.

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

Debt

Vivus Note

As noted above, in January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. For more information, see the section above titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement.”

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30 2022 and 2021:

	For the Nine Months
	Ended September 30,
	2022	2021
Net cash used in operating activities	$11,226,985	$3,557,732
Net cash used in financing activities	1,438,925	5,446,778
Net decrease in cash	$12,665,910	$9,004,510

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $11,226,985, which primarily reflected our net loss of $13,830,196, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $9,288,131 consisting primarily of depreciation and amortization, the gain on the Vivus settlement, changes in the fair value of derivative liability, intangible asset impairment and stock compensation, and changes in operating assets and liabilities of $4,694,085.

Net cash used in operating activities for the nine months ended September 30, 2021 was $3,557,732, which primarily reflected our net loss of $800,734, partially offset by cash adjustments to reconcile net income to net cash used in operating activities of $3,131,046 consisting primarily of depreciation and amortization, inventory obsolescence reserves, changes in the fair value of derivative liability, and changes in operating assets and liabilities of $374,048.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,438,925 for the nine months ended September 30, 2022, consisting of prepayments of the promissory note.

Net cash used in financing activities was $5,446,778 for the nine months ended September 30, 2021, consisting of payments of senior debt of $4,912,541 and a payment for the senior debt end-of-term fee of $534,237.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements included in this Form 10-Q. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Loss	$(13,830,196)	$(1,696,898)	$(15,816,213)	$(800,734)
Interest expense, senior debt	—	67,936	—	356,873
Interest expense, promissory note	147,677	—	451,075	—
Income tax expense	10,501	2,345	10,501	9,045
Depreciation and amortization expense	1,560,870	1,728,829	4,682,610	5,186,486
EBITDA	(12,111,148)	102,212	(10,672,027)	4,751,670
Stock based compensation	308,136	53,167	966,231	1,178,678
Gain on settlement with Vivus	—	—	(3,389,941)	—
Intangible asset impairment	7,460,000	—	7,460,000	—
Change in fair value of derivative liability	—	(1,970,000)	(460,000)	(9,640,000)
Adjusted EBITDA	$(4,343,012)	$(1,814,621)	$(6,095,737)	$(3,709,652)

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

The negative net sales for the three months ended September 30, 2022, is the result of the Stendra® product primarily due to wholesaler returns related to the sale of short-dated product above our initial estimates and decreased wholesaler sales due to decreased demand. Throughout the fiscal quarter, we regularly seek to obtain periodic retail demand information and current inventory levels from our significant wholesalers. As part of this process, certain wholesalers indicated an increased ability to sell short-dated product before expiration because prescription demand for Stendra was strong at that time. Citing the demand of wholesalers at that time, management expected the short-dated product would sell through to end customers. Because sell through was below that estimated by the wholesalers, the Company had to increase its current return exposure. The Company has experienced a significant decrease in prescription demand for Stendra since the second quarter of this year.

The following table presents a reconciliation of net sales to gross billings for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales	$(1,457,732)	$2,145,169	$5,193,953	$8,678,424
Product Returns	3,280,289	2,256,673	7,644,368	4,069,440
Contract Rebates	416,633	607,143	1,175,073	2,529,625
Chargebacks	53,334	4,748	122,927	270,094
Cash Discounts	38,298	79,722	265,701	346,656
Distribution Service Fees	98,474	540,618	1,402,763	1,486,590
Coupon Redemptions	1,009,138	2,896,935	4,419,128	4,821,786
Gross Billings	$3,438,434	$8,531,008	$20,223,913	$22,202,615

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

Changes in Internal Control Over Financial Reporting

Management has mitigated its IT access related controls during the quarter ended September 30, 2022. Specifically, elevated privileges such as administrator access to financial systems have been assigned to an individual who does not bear responsibility for performing financial reporting or posting financial transactions.

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

Risks Related to Petros’ Capital Requirements and Financing

Uncertainties relating to our ability to fund our operations for at least the next 12 months raises substantial doubt about our ability to continue as a going concern.

As of September 30, 2022, we had an accumulated shareholders’ deficit of approximately $79 million and approximately $11.2 million of cash and cash equivalents and $10.8 million of positive working capital available for use to fund our operations and capital requirements. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. Consequently, absent further actions by the Company, these matters raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report on Form 10-Q are issued.

We have a recent history of generating losses and negative cash flows from operations. Our ability to generate revenue is derived from our ability to expand the use of Stendra® and further developing and commercializing H100, which is dependent, in part, on final approval of H100 by the FDA. Our unaudited financial statements have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional debt, equity or other financing. If we are not able to resolve the going concern prior to the issuance of our financial statements for the fiscal year ending December 31, 2022, the reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our intellectual property or product candidates or otherwise agree to terms unfavorable to us.

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
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: November 14, 2022	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: November 14, 2022	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer