Form 10-Q/A
period 2022-09-30
Petros Pharmaceuticals, Inc.
filed 2022-11-15
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Petros Pharmaceuticals, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which was originally filed with the Securities and Exchange Commission on November 14, 2022 (the “Original Filing”), in order to amend and replace in its entirety the Original Filing, which had been inadvertently filed prior to being finalized. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,816,213)	$(800,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,682,611	5,186,486
Intangible asset impairment	7,460,000	—
Bad debt expense (recoveries)	(103,651)	74,953
Inventory and sample inventory reserve	(14,688)	(90,844)
Amortization of deferred financing costs and debt discount	—	12,500
Lease expense	86,477	76,838
Derivative liability	(460,000)	(9,640,000)
Deferred revenue	56,274	70,343
Gain on settlement with Vivus	(3,389,941)	—
Employee stock-based compensation	966,231	990,876
Non-employee stock-based compensation	—	187,802
Changes in operating assets and liabilities:
Accounts receivable	(1,174,106)	3,125,595
Inventories	(1,619,694)	361,282
Prepaid expenses and other current assets	1,478,267	79,865
Accounts payable	(2,473,450)	(297,212)
Accrued expenses	(954,607)	(3,089,672)
Other current liabilities	154,370	357,361
Other long-term liabilities	(104,865)	(163,171)
Net cash used in operating activities	(11,226,985)	(3,557,732)

Cash flows from financing activities:
Payments of promissory note, including prepayment of $900,000	(1,438,925)	—
Payment of senior debt	—	(4,912,541)
Payment of portion of senior dent end of term fee	—	(534,237)
Net cash used in financing activities	(1,438,925)	(5,446,778)

Net decrease in cash	(12,665,910)	(9,004,510)

Cash, beginning of period	23,847,572	17,139,694
Cash, end of period	$11,181,662	$8,135,184

Supplemental cash flow information:
Cash paid for interest during the period	$451,075	$393,577

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$(6,520,283)	$—
Noncash decrease in accrued inventory purchases related to Vivus Settlement	(14,203,905)	—
Noncash increase in promissory note related to Vivus settlement	10,201,758	—
Noncash decrease in API purchase commitment	6,232,489	—
Noncash issuance of common stock to non-employee	3	—

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

Liquidity and Going Concern

The Company has experienced net losses and negative cash flows from operations since our inception. As of September 30, 2022, the Company had cash of approximately $11.2 million, positive working capital of $10.8 million, an accumulated deficit of approximately $86.5 million and used cash in operations during the nine months ended September 30, 2022 of approximately $11.2 million. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a $900,000 prepayment (see Note 13). The terms of this promissory note are discussed in Note 8. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited interim consolidated financial statements are issued.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of September 30, 2022 and December 31, 2021, the reserves for product returns were $3.5 million and $6.2 million, respectively, and are included as a component of accrued expenses. During the three months ended September 30, 2022, the Company revised and increased its estimate of reserves for product returns by $2.7 million. The higher than estimated wholesaler returns of Stendra® during the third quarter was primarily related to the return of short-dated product sold in prior periods above our initial estimates. Throughout each quarter, we regularly seek to obtain periodic retail demand information and current inventory levels from our significant wholesalers. As part of this process, certain wholesalers indicated an increased ability to sell short-dated product before expiration because prescription demand for Stendra was strong at that time. Citing the demand of wholesalers at that time, management expected the short-dated product would sell through to end customers. Because sell through was below that estimated by the wholesalers, the Company had to increase its current return exposure.

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

Financial instruments recognized at historical amounts in the consolidated balance sheets consist of cash, accounts receivable, other current assets, accounts payable, accrued expenses, and other current liabilities. The Company believes that the carrying values of cash, accounts receivable, other current assets, accounts payable, accrued expenses, note payable, and other current liabilities approximate their fair values due to the short-term nature of these instruments.

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

For the nine months ended September 30, 2022, gross billing from customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 27%, 22%, and 18% and 15% of total gross billings respectively. For the nine months ended September 30, 2021, gross billings from customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 78% of total gross billings.

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

The Company’s results of operations by reportable segment for the nine months ended September 30, 2022 are summarized as follows:

	Prescription	Medical
For the Nine Months Ended September 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$2,716,311	$2,477,642	$—	$5,193,953
Cost of goods sold	525,073	883,013	—	1,408,086
Selling, general and administrative expenses	3,933,295	1,352,239	3,999,783	9,285,317
Gain on settlement of contingent liability	(3,389,941)	—	—	(3,389,941)
Research and development expenses	1,428,848	133,670	—	1,562,518
Depreciation and amortization expense	3,808,991	873,619	—	4,682,610
Intangible asset impairment	7,460,000	—	—	7,460,000
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest expense	451,075	—	—	451,075
Income tax expense	—	(10,501)	—	(10,501)
Net loss	$(11,501,030)	$(775,400)	$(3,539,783)	$(15,816,213)

The Company’s results of operations by reportable segment for the nine months ended September 30, 2021 are summarized as follows:

	Prescription	Medical
For the Nine Months Ended September 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$6,227,753	$2,450,671	$—	$8,678,424
Cost of goods sold	607,582	748,256	—	1,355,838
Selling, general and administrative expenses	4,985,603	2,014,424	4,411,086	11,411,113
Gain on settlement of contingent liability	—	—	—	—
Research and development expenses	799,803	—	—	799,803
Depreciation and amortization expense	4,194,809	991,677	—	5,186,486
Change in fair value of derivative liability	—	—	(9,640,000)	(9,640,000)
Interest expense	—	—	356,873	356,873
Income tax expense	—	(9,045)	—	(9,045)
Net income (loss)	$(4,360,044)	$(1,312,731)	$4,872,041	$(800,734)

The Company’s results of operations by reportable segment for the three months ended September 30, 2022 are summarized as follows:

	Prescription	Medical
For the Three Months Ended September 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$(2,140,629)	$682,897	$—	$(1,457,732)
Cost of goods sold	36,067	250,458	—	286,525
Selling, general and administrative expenses	493,128	467,700	1,210,147	2,170,975
Research and development expenses	678,552	57,364	—	735,916
Depreciation and amortization expense	1,269,664	291,206	—	1,560,870
Intangible asset impairment	7,460,000	—	—	7,460,000
Interest expense	147,677	—	—	147,677
Income tax expense	—	(10,501)	—	(10,501)
Net loss	$(12,225,717)	$(394,332)	$(1,210,147)	$(13,830,196)

The Company’s results of operations by reportable segment for the three months ended September 30, 2021 are summarized as follows:

	Prescription	Medical
For the Three Months Ended September 30, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$1,377,291	$767,878	$—	$2,145,169
Cost of goods sold	45,254	273,904	—	319,158
Selling, general and administrative expenses	1,318,610	722,998	1,371,615	3,413,223
Research and development expenses	280,576	—	—	280,576
Depreciation and amortization expense	1,398,270	330,559	—	1,728,829
Change in fair value of derivative liability	—	—	(1,970,000)	(1,970,000)
Interest expense	—	—	67,936	67,936
Income tax expense	—	(2,345)	—	(2,345)
Net income (loss)	$(1,665,419)	$(561,928)	$530,449	$(1,696,898)

The following table reflects net sales by geographic region for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Net Sales	2022	2021	2022	2021
United States	$(1,647,367)	$1,861,222	$4,260,171	$7,754,534
International	189,635	283,947	933,782	923,890
	$(1,457,732)	$2,145,169	$5,193,953	$8,678,424

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

16)    Subsequent Event

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

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of September 30, 2022, the Company had cash of approximately $11.2 million, positive working capital of $10.8 million, an accumulated deficit of approximately $86.5 million and used cash in operations during the nine months ended September 30, 2022 of approximately $11.2 million. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of $900,000 prepayment. The terms of this promissory note are discussed in Note 8. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited interim consolidated financial statements are issued.

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

Net sales were $3,602,901, or 168%, lower during the three months ended September 30, 2022, than in the three months ended September 30, 2021 consisting of a $3,517,920 decrease in the net sales of Stendra® and a $84,981 decrease in Medical Device Sales. During the three months ended September 30, 2022, the Company revised and increased its estimate of reserves for product returns by $2.7 million. The decrease in net sales of Stendra® was substantially due to wholesaler returns related to the sale of short-dated product above our initial estimates and decreased wholesaler sales due to decreased demand, resulting in negative net sales for the period. Throughout the fiscal quarter, we regularly seek to obtain periodic retail demand information and current inventory levels from our significant wholesalers. As part of this process, certain wholesalers indicated an increased ability to sell short-dated product before expiration because prescription demand for Stendra was strong at that time. Citing the demand of wholesalers at that time, management expected the short-dated product would sell through to end customers. Because sell through was below that estimated by the wholesalers, the Company had to increase its current return exposure. The Company has experienced a significant decrease in prescription demand for Stendra since the second quarter of this year. The decrease in net sales for Medical Devices included a decrease in international partially offset by an increase in domestic sales of VED systems.

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

Cost of sales decreased by $32,633, or 10%, during the three months ended September 30, 2022, compared to the three months ended September 30,2021. For the three months ended September 30, 2022 and September 30, 2021, cost of sales as a percentage of net sales was -20% and 15%, respectively.

Gross Loss

Gross loss for the three months ended September 30, 2022, was $(1,744,257), composed of $(2,176,696) of gross loss from Prescription Medicines net of $432,439, from Medical Devices. Gross profit for the three months ended September 30, 2021, was $1,826,011, or 85% of net sales, composed of $1,332,036 of gross profit from Prescription Medicines and $493,974 from Medical Devices. The decrease in gross profit/loss was driven by the factors noted above as driving the decrease in net sales.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2022, were $2,170,975, composed of $493,128 of selling, general and administrative expenses of our Prescription Medicines segment, $467,700 of selling, general and administrative expenses of our Medical Devices segment and $1,210,147 of general corporate expenses.

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

Liquidity and Capital Resources

General

Cash on hand totaled $11,181,662 at September 30, 2022, compared to $23,847,572 at December 31, 2021.

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2022, we had cash of $11.2 million, positive working capital of $10.8 million, and an accumulated deficit of $86.5 million. For the nine months ended September 30, 2022, we used cash in operation of approximately $11.2 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of

$10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

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

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $11,226,985, which primarily reflected our net loss of $15,816,213, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $9,288,313 consisting primarily of depreciation and amortization, the gain on the Vivus settlement, changes in the fair value of derivative liability, intangible asset impairment and stock compensation, and changes in operating assets and liabilities of $4,694,085.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $1,438,925 for the nine months ended September 30, 2022, consisting of prepayments of the promissory note, including a prepayment of $900,000.

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

As of September 30, 2022, we had an accumulated shareholders’ deficit of approximately $86.5 million and approximately $11.2 million of cash and cash equivalents and $10.8 million of positive working capital available for use to fund our operations and capital requirements. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. Consequently, absent further actions by the Company, these matters raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report on Form 10-Q are issued.

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
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: November 15, 2022	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: November 15, 2022	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer