Form 10-K
period 2022-12-31
Petros Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒No

As of June 30, 2022 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $12,567,127.

As of March 31, 2023, the registrant had 2,088,698 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PETROS PHARMACEUTICALS, INC.

All references to “Petros,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (this “Form 10-K”) refer to Petros Pharmaceuticals, Inc. and its consolidated subsidiaries.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. In some cases, predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros’ common stock, par value $0.0001 per share ( “Common Stock”) less attractive to investors; risks related to Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic, including the emergence of new variants, such as the Omicron variant, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Annual Report, including under the section entitled “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Annual Report on Form 10-K represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Risks Related to Petros’ Capital Requirements and Financing

●	Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.
●	Petros has incurred significant losses and may continue to experience losses in the future. We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives. Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.
●	Petros’ consolidated balance sheet contains significant amounts of intangible assets. Petros recorded a significant intangible asset impairment charge related to the Stendra product in 2022. Should net revenue not meet projections through the December 2029 estimated useful life of the Stendra product, Petros may need to record additional impairment charges.

Risks Related to Petros’ Business, Industry and Operations

●	The impact of the COVID-19 pandemic on Petros’ operations, and the operations of its partners, suppliers and logistics providers, could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.
●	The timing and probability of obtaining sufficient capital depends, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future. Should Petros not be successful with our OTC strategies, it would have a material adverse impact on our operations and financial condition. Projections rely on the ability to sell Stendra® in the OTC market.
●	We depend on a limited number of customers for a significant portion of our sales and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.
●	We are subject to ongoing obligations under a settlement agreement relating to the termination of a commercial supply agreement with Vivus.
●	We may experience delays or problems in the supply of Stendra® if Patheon experiences delays in or fails to establish and validate its ability to manufacture supply of the Company’s Stendra® product, which could materially and adversely affect our ability to obtain sufficient quantity of Stendra® API to meet market demand.
●	Petros is subject to ongoing obligations under a settlement agreement relating to the termination of a commercial supply agreement with Vivus.
●	Petros is substantially dependent on a limited number of commercial products. Any difficulties or delays in product manufacturing, regulatory compliance, sales or marketing could affect Petros’ future results.
●	The FDA may determine that Petros’ products or product candidates have undesirable side effects that could result in regulatory action, impede commercialization, or delay or prevent their regulatory approval.
●	Petros relies on third parties for the supply of the raw materials necessary to develop and manufacture its products.

●	Petros may experience pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability, if achieved.
●	Products may face competition from generic drug products and other similar drug products.
●	The business that Petros conducts outside the United States may be adversely affected by international risk and uncertainties.
●	Petros has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of Petros’ financial reporting depends on the effectiveness of its internal controls over financial reporting.
●	Cyberattacks and other data security breaches could compromise our proprietary and confidential information, which could harm our business and reputation or cause us to incur increased expenses to address any such breaches.

Risks Related to Government Regulation and Legal Proceedings

●	Our approved drug products are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Regulatory approval is limited by the FDA to those specific indications and conditions for which approval has been granted. We may be subject to fines, penalties, injunctions, or other enforcement actions if regulatory authorities determine that we are promoting any products for unapproved or “off-label” uses, resulting in reputational and business damage.
●	Petros relies on third-party contract manufacturers to produce commercial quantities of its products.
●	Petros and its flagship pharmaceutical asset, Stendra®, is subject to the guidelines, standards and processes governed by the FDA for prescription to OTC switches, a significant value initiative for the organization. This process presents a potentially formidable rate limiting factor that may delay, halt or disrupt program development.
●	Petros’ medical devices are subject to stringent regulatory oversight and any adverse regulatory action may adversely affect our financial condition and business operations.
●	If Petros is unable to advance its product candidates, including H100™, in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experience significant delays in doing so, its business may be materially harmed.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. Petros may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Petros’ product candidates.
●	Petros relies on third-party contract manufacturers to produce commercial quantities of our products and on third parties to conduct, supervise, and monitor preclinical studies and clinical trials.
●	Petros’ relationships with prescribers, purchasers, third-party payers and patients are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, any violation of which could expose it to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Petros’ marketing and advertising are regulated by the FDA, Federal Trade Commission and State and County Attorneys General, and it may face enforcement and litigation specifically related to the nature and sales channels of its products.

Risks Related to Petros’ Intellectual Property

●	Petros’ license agreement for Stendra® is a sublicense that is dependent on Vivus’ license agreement with a third party.
●	Vivus has granted a license to Hetero USA, Inc. and Hetero Labs Limited to manufacture and commercialize the generic version of Stendra® in the United States once it comes off patent.

●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming. If we fail to protect our intellectual property rights, its ability to pursue the development of its products would be negatively affected. If we infringe the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.
●	Petros may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
●	Changes in trends in the pharmaceutical and medical device industries, including changes to market conditions, could adversely affect Petros’ operating results.

Risks Related to Petros’ Common Stock

●	We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.
●	Our stock price may be volatile, and sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.
●	Our largest shareholder maintains the ability to significantly influence all matters submitted to Petros’ stockholders for approval.

v

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

Petros consists of wholly owned subsidiaries, Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). We are engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which we have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV. In addition to ED products, we have acquired an exclusive global license (the “Hybrid License”) to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease.

Stendra®

Stendra® is an FDA approved PDE-5 inhibitor prescription medication for the treatment of ED and is the only patent protected PDE-5 inhibitor on the market. As a distinct molecule with high in-vitro affinity and selectivity for penile tissue (clinical significance of this in-vitro selectivity profile is unknown), Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken once daily as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing) , subject to certain contraindications and limitations common among PDE-5 inhibitors. For example, Stendra® is contraindicated for, and may cause hypotension when used by, individuals who take medicines called “nitrates,” alpha-blockers, or other antihypertensives or who have consumed a substantial amount of alcohol (e.g., more than three glasses of wine or three shots of whiskey).

On September 30, 2016, we acquired from Vivus all of the rights to license, develop, market, sell, and distribute the drug avanafil (the active ingredient in Stendra®) in the United States, Canada, South America, and India, including all assets related to, or necessary for, the exercise of such rights, such as licenses, trademarks, and intellectual property rights. The drug avanafil was initially developed by Mitsubishi Tanabe Pharma Corporation (“MTPC”) and MTPC licensed the rights to avanafil to Vivus in December 2000 (the “MPTC License”). Stendra® (avanafil) was approved by the FDA in April 2012. Petros seeks to make Stendra® the first oral ED prescription therapy available as a (nonprescription) over-the-counter (“OTC”) option in the United States (referred to as an “Rx-to-OTC switch”). To that end, Petros has developed a Stendra® Drug Facts Label (DFL) and completed two label comprehension studies (which are non-clinical consumer studies intended to assess whether consumers understand key elements of an OTC drug label, namely instructions for use, contraindications, in-use warnings, and precautions), announcing the completion of Phase 1 and Phase 2 in July and December 2021, respectively. Petros also announced the initiation of two “self-selection” studies in January 2022 one of which includes participants from the general population and the other is specific to nitrate-medicine users (a patient group of particular interest to the FDA). In these self-selection studies, individuals who are interested in utilizing an OTC ED product are recruited to review the draft OTC labeling for Stendra® and determine whether the product is, or is not, appropriate for them to use without the intervention of a healthcare professional. Petros has shared pertinent data from these activities with the FDA in a pre-IND meeting that Petros held as a written response engagement during the first half of 2022. Accordingly, Petros intends to collect and implement FDA feedback to optimize the Stendra® DFL, launch a second pivotal Label Comprehension Study and prepare to share these results in a subsequent engagement with FDA. We also plan to pursue guidance to inform the next phase of Self Selection Studies we intend to conduct to gather further data that we hope will support our Rx-to-OTC switch. Additionally, on June 28, 2022, FDA published a proposed rule entitled, Nonprescription Drug Product With an Additional Condition for Non-prescription Use or ACNU, which, if finalized, would establish requirements for certain OTC drug products for which FDA has determined additional measures must be implemented to ensure appropriate self-selection and/or appropriate actual use by consumers without the supervision of a healthcare practitioner. While Petros believes this proposed rule indicates FDA’s intent to increase OTC drug availability, it may also create additional challenges in connection with an Rx-to-OTC switch. Accordingly, Petros will continue to explore and align with the FDA, and make necessary updates to its current development plans and activities for Stendra, in anticipation of FDA’s enactment of the Final ACNU Rule anticipated for late 2023.

Vacuum Erection Devices (“VEDs”)

Petros also markets its own line of medical devices intended for ED treatment through its subsidiaries, Timm Medical and PTV, including the VED systems marketed as the “Osbon ErecAid” and “PosTVac.”. We plan to continue to grow the VED business both domestically and internationally. Petros believes that its potential growth will come through the expansion of its distribution partner network, which currently includes several national and international distributors as well as a growing number of regional small-business distributors specialized in the urology landscape. Additionally, Petros intends to continue to leverage existing relationships with key clinician decision makers, offering direct purchase agreements for Centers of Excellence in prostate cancer and sexual health rehabilitation. This will allow for increased local purchase availability for consumers. We believe that potential international growth will come through additional work with existing customers to expand our current base of business while also working to unlock new international territories. In addition to expanding the distribution network, Petros is pursuing better use of the historical clinical data available regarding VEDs.

H100™

In addition to its ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health. In March 2020, the Company acquired the Hybrid License, providing an exclusive license to H100™. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients that we believe responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease. We paid an initial license fee of $100,000 and an additional payment of $250,000, and additional annual milestone payments of $125,000, $150,000 and $200,000 are due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3 and 6% of any net sales.

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

While the Company’s primary priority remains the Stendra® Rx-to-OTC switch, we expect to incur approximately $14 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval (if granted), including approximately $10 million for clinical trials and $4 million of other expenses. The Company anticipates funding these future expenses through additional capital raises, awarded grants or issuance of debt, until revenues become sufficient to cover these ongoing expenses.

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

Manufacturing and Supply

Petros currently only has facilities to assemble its VED products, and therefore must rely on qualified third-party contract manufacturers with appropriate facilities and equipment to contract manufacture commercial quantities of its products. If, for any reason, Petros’ contract manufacturers cannot perform as agreed, it may be required to replace them. Although Petros believes there are a number of potential replacements, it may incur added costs and delays in identifying and qualifying any such replacements.

Petros obtains from third parties the raw materials necessary to develop and manufacture its products, including the active and inactive pharmaceutical ingredients used in its products. Until recently, Petros has relied on Vivus to supply the active pharmaceutical ingredient (“API”) necessary for the manufacture of Stendra® pursuant to a commercial supply agreement executed on September 30, 2016 (the “Vivus Supply Agreement”), which required Petros to purchase certain minimum quantities of Stendra® in each year of the Vivus Supply Agreement term. The Vivus Supply Agreement was terminated by Petros effective September 30, 2021. On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note in favor of Vivus in the principal amount of $10,201,758 (the “Note”). The parties also entered into a Security Agreement to secure Petros’ obligations under the promissory note. The Company recorded the impact of this transaction, including the gain in the first quarter of 2022.

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement Vivus also released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order later in the first quarter of 2022 upon the Company’s satisfaction of the remaining regulatory submission requirements. The Vivus

Settlement Agreement stipulated that Vivus is the sole owner of all API unless or until such time as certain quantities of API are shipped to the Company upon the fulfillment of the aforementioned payment conditions.

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

Petros relies on a variety of channels to market and sell its products, including:

●	third-party contracted sales representatives who promote Stendra® directly to high-volume physician prescribers of ED therapies and target physicians at trade associations;
●	online digital strategies, including search engine optimization and targeted advertisements, target physicians and consumers;
●	targeting of managed care organizations to deliver value-based contracts and improve placement for Stendra® on approved drug lists;
●	collaboration with specialty pharmacies that provide personalized service to physicians and patients, including discreet shipping to patients’ homes; and
●	direct marketing of our medical devices to urology offices domestically and internationally.

Customers

We depend on a limited number of customers for a significant portion of our sales and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.   For the year ended December 31, 2022, four customers accounted for approximately 80% of our consolidated gross sales, and four collectively accounted for approximately 92% of Stendra® gross sales. For further information, refer to Note 3 of the Notes to Consolidated Financial Statements.

Competition

According to data provided by IQVIA, the oral ED market (specifically the PDE-5 inhibitor class) has experienced significant growth over the last couple of years. Future market estimates continue to reflect similar growth trends. As generic options have become available, such as sildenafil (generic Viagra) and tadalafil (generic Cialis), they have led the growth in prescription volume including a limited yet enduring presence of branded prescription volume, indicating durable brand loyalty and value. Stendra® remains the only patent protected brand among the PDE-5 inhibitor class. According to Arizton Advisory and Intelligence Erectile Dysfunction Market Reports, the trajectory of growth in this class is projected to continue to grow at a Compounded Annual Growth Rate of 7.1% through 2028. We expect that North America will remain the lead market in this growth due to its established healthcare landscape and the prominence of comorbid conditions associated with ED. With an estimated 75% of the 30 million men suffering from ED in the US, ED prescription naive, we believe expanded access, in both cost and unhindered direct access, will mobilize the treatment naive as well as the experienced patients.

Employees

Our Board of Directors oversees our employee relations programs as it views building our culture – from employee development and retention to diversity, equity, inclusion and belonging initiatives as key to driving long-term value for our business and helping to mitigate risks.

As of December 31, 2022, we had 24 full time employees, all of whom were based inside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Government Regulation

Pharmaceutical products and medical devices, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products and product candidates.

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

The process required by the FDA before a new drug may be marketed in the United States generally involves some or all of the following key steps:

●	completion of nonclinical studies, such as laboratory tests, animal studies, and formulation studies, performed in compliance with FDA regulations for good laboratory practices, or GLPs, and other applicable regulations;
●	design of a clinical protocol and its submission to the FDA as part of an IND, which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to good clinical practices, or GCPs, to establish the safety and efficacy of the product candidate for its intended use;

●	submission of an NDA to the FDA along with payment of the application user fee and FDA acceptance of that NDA;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with current good manufacturing practices (“cGMPs”) in order to assure that the facilities, methods and controls are adequate to preserve the drug candidate’s identity, strength, quality and purity;
●	possible inspection of selected clinical study sites to confirm compliance with GCP requirements and data integrity; and
●	FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, if applicable, which must occur prior to any commercial marketing or sale of the drug product in the United States.

Stendra® was approved via a traditional NDA in April 2012 for prescription-only use in treating ED. The approved NDA contains numerous contraindications, warnings, and risks, as well as instruction regarding when to seek help from a healthcare professional, among other things. In connection with our OTC strategy, we have over three years invested in the program and several key studies completed, including a pre-IND engagement with FDA in mid-2022. Current regulatory landscape for Over the Counter (OTC) approval of a prescription pharmaceutical presents several possible applications, with some options posed to industry as proposed rules (pending formal approval into policy) by FDA. Options that may pertain to Stendra® OTC application for approval may include an SNDA, a new NDA for OTC and/or a Drug-Device application. In any application, the development of the Drug Facts Label, proven consumer comprehension, and demonstrated acceptable and appropriate consumer self-selection as well as safe and appropriate actual use in an OTC or non-prescription setting, remain paramount to the pathway to approval.  Petros has, and intends to continue to, self-fund their OTC initiative.

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

FDA’s Premarket Clearance and Approval Requirements

Under the FDCA, medical devices are classified into one of three classes Class I, Class II or Class III depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s general controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Class II devices are subject to FDA’s general controls, and any other special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, unless exempt. A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness. Petros’ current medical devices are classified Class II medical devices.

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

ITEM 1A.RISK FACTORS

In addition to the other information in this Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating Petros. If any of the events described below occurs, our business, financial condition, results of operations and future growth prospects could be adversely affected.

Risks Related to Petros’ Capital Requirements and Financing

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated March 31, 2023, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2022, we had approximately $9.4 million of cash. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Petros has incurred significant losses and may continue to experience losses in the future.

Petros had a net loss of $20.0 million for the year ended December 31, 2022, and a net loss of $9.0 million for the year ended December 31, 2021. As of and for the year ended December 31, 2022, Petros used funds in operations of approximately $12.8 million and had an accumulated deficit of $90.7 million. While Petros had available cash of approximately $9.4 million at December 31, 2022, it cannot predict if it will achieve profitability soon or at all. Petros expects to continue to expend substantial financial and other resources on, among other things:

●	sales and marketing;
●	investments in hiring key personnel;
●	successful completion and commercialization of our OTC strategies;
●	possible development, regulatory approval and commercialization of H100™ for the treatment of Peyronie’s disease; and
●	general administration, including legal, accounting and other expenses.

Petros may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. Petros expects to continue to invest in its operations and product and business development to maintain and grow its current market position and to meet its expanded reporting and compliance obligations as a public company.

Petros expects its operating losses to continue in the near term in order to carry out its strategic objectives. Petros considers historical operating results, capital resources and financial position, and current projections and estimates as part of its plan to fund operations over a reasonable period of time. Petros believes that based on these factors, along with our projections for 2023, that the available cash on hand is not sufficient to fund its operations through at least March, 31, 2024.

We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.

We will require additional financing to further develop and market our products, fund operations, and otherwise implement our business strategy. Our current cash resources will not be sufficient to fund these activities. We are exploring additional ways to raise capital, but we cannot assure you that we will be able to raise capital. The timing and probability of obtaining sufficient capital depends, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®. Should Petros not be successful with our OTC strategies, it could have a material adverse impact on our operations and financial statements. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies and may require us to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

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

Petros’ consolidated balance sheet contains significant amounts of intangible assets and a decline in the fair value of an intangible asset could result in an asset impairment charge, such as the recent impairment charges related to our Stendra product.

Petros’ intangible assets, including developed technology rights and brands, face risks for impairment and charges related to such assets, which may be significant. If we are unable to meet our revenue projections, including successfully implementing our Stendra® OTC strategies, we will have an impairment to our intangible assets.

We recorded a significant intangible asset impairment charge related to the Stendra® product in 2022. Should net revenue not meet projections through the December 2029 estimated useful life of the Stendra® product, Petros may need to record additional impairment charges.

Risks Related to Petros’ Business, Industry and Operations

The impact of the COVID-19 pandemic on Petros’ operations, and the operations of its partners, suppliers and logistics providers, could significantly disrupt its operations and may materially and adversely affect its business and financial conditions.

Petros’ business could be adversely impacted by the effects of the coronavirus or other epidemics. In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community. The WHO declared COVID-19 a global pandemic on March 11, 2020, and in response many quarantines, limitations on business activity and shelter-in-place mandates were instituted. Although most of the restrictions and other measures which were instituted in response to the initial outbreak of COVID-19 have been subsequently reduced or lifted, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of new variants to the virus that may cause additional dangers to public health, the administration and ultimate effectiveness of vaccines, and the eventual timeline to achieve a sufficient level of herd immunity among the general population. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy in the future. We cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2023 and beyond.

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

We generate a significant amount of sales from a limited number of customers. For the year ended December 31, 2022, four customers accounted for approximately 80% of our consolidated billings, and four main customers collectively accounted for approximately 92% of Stendra® gross billings. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below. We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenues in future periods. However, these customers or any of our other customers may not continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the success of our competitors’ products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. We have not entered into purchase agreements with any of these customers, and therefore, these customers are not subject to minimum purchase orders or have any contractual obligations to purchase our products. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenues may be materially reduced, which would materially and adversely affect our business, financial condition, and cash flows and projections.

Petros recorded net sales of approximately $2.7 million of Stendra® in 2022, which accounted for 45.6% of Petros’ total revenues in 2022.

The success of Petros’ business currently depends on the successful continued commercialization, including achieving the requisite regulatory approval to market, distribute, and sell its main product, Stendra®, as a nonprescription OTC drug. Petros may not be successful in commercializing Stendra® beyond its current level. Additionally, if Stendra® were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling, pricing and access pressures, supply shortages or, if a new, more effective treatment should be introduced, there would be an adverse impact on Petros’ revenues, which could be significant.

Petros is subject to ongoing obligations under a settlement agreement relating to the termination of a commercial supply agreement with Vivus.

On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note. In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000 and a payment of $1,542,904 with respect to the purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Under the Vivus Settlement Agreement Vivus also agreed to release the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order upon the Company’s satisfaction of the remaining regulatory submission requirements (not to exceed 180 days from the date of the Vivus Settlement Agreement). If Petros fails to make any of the required payments under the Vivus Settlement Agreement or the Note, or if Petros fails to successfully execute the required regulatory submissions, it may be unable to obtain sufficient quantity of Stendra® API to meet market demand. The Company recorded the impact of this transaction, including the gain, in the first quarter of 2022.

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

Petros, through its subsidiary Metuchen, entered into a Technology Transfer Service Agreement on January 20, 2022, with Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific (“Patheon”), pursuant to which the Company and Patheon agreed to collaborate as strategic partners for commercial production of Stendra® tablets at Patheon’s facilities in Cincinnati, Ohio. Under the Agreement, Patheon or one of its affiliates will provide pharmaceutical development and technology transfer services in order to establish and validate its ability to manufacture supply of the Company’s Stendra® product. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients, or API, the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Because Patheon is manufacturing Stendra® for the first time, Patheon may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced United States, state and non-United States regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions, including, for example, the COVID-19 pandemic.

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

Federal and state health care programs are increasingly focused on the price of prescription drugs and medical devices, including the expanded use of mandatory rebates and discounts and measures that penalize or prohibit price increases over inflation rates. Public and private third-party payers also may not consider Stendra® or our other products to be medically necessary when prescribed for ED and may decline to cover it. Public and governmental scrutiny over healthcare costs in the United States and the cost of drugs, in particular, have continued to increase since the enactment of the Patient Protection and Affordable Care Act over a decade ago. Further, the U.S. government has indicated a specific, heightened interest in investigating drug-price increases following pharmaceutical companies’ acquisitions of the rights to certain drug products and have taken enforcement action in connection therewith in a number of cases. Members of the U.S. Congress have similarly sought information from certain pharmaceutical companies relating to post-acquisition drug-price increases. Petros’ revenue and future profitability, if achieved, could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit its ability to increase the prices of its products.

Continued healthcare reform measures will likely continue to impact the pharmaceutical industry. For example, the Biden administration introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. In addition to a number of executive orders intended to combat various aspects of U.S. healthcare costs, there have been several noteworthy legislative enactments. For example, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. Further, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, in August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S. or the effect of any future legislation or regulation. However, such initiatives could result in downward pressure on the prices of Petros’ products in the future and adversely affect its ability to obtain or maintain approval and/or successfully commercialize drug products and/or medical devices in the United States.

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

If the FDA or comparable foreign regulatory authorities approve generic or similar versions of any of Petros’ products, the sales of Petros’ products could be adversely affected. If any such generic versions of Stendra® are approved, Stendra® would become the “reference listed drug” in the FDA’s Orange Book. Other applicants may then seek approval of generic versions of the product through submission of ANDAs in the United States. In support of an ANDA, a generic applicant would not need to conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is available at the site of action at the same rate and to the same extent as the reference listed drug. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices, and are generally preferred by third party payers. As a result, the FDA, executive administrations and Congress have taken steps to encourage increased generic drug competition in the market in an effort to bring down drug costs. The recent change in administration and control of the U.S. Senate may result in initiatives to further such competition or downward pricing.

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

In connection with the audit of its December 31, 2022 financial statements, Petros’ management identified the following deficiencies, which it considers to be “material weaknesses,” which, individually or in the aggregate, could reasonably result in a material misstatement in the Company’s financial statements:

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

Petros’ remediation efforts are ongoing and it will continue its initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening the internal control environment will require a substantial effort throughout 2023 and beyond, as necessary, and Petros will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Petros cannot guarantee that it will be successful in remediating the material weaknesses it identified or that its internal control over financial reporting, as modified, will enable it to identify or avoid material weaknesses in the future.

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

Petros currently only has facilities to assemble its VED products, and therefore must rely on qualified third-party contract manufacturers with appropriate facilities and equipment to contract manufacture commercial quantities of products. Petros also relies on contract manufacturers to produce quantities of its product candidates to support its development programs. Petros expects to pursue additional contract manufacturing for certain of its products in the future. Any performance failure on the part of its contract manufacturers could delay production or delivery of any approved products and could delay product candidate development programs, depriving Petros of potential product revenue and resulting in development programs taking longer than planned. Failure by Petros’ contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, delays in development programs, withdrawals of marketing approvals, refusal of regulatory authorities to approve new marketing applications or supplements, cost overruns or other problems that could materially adversely affect its business. Contract manufacturers may encounter difficulties involving production yields, quality control and quality assurance.

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

Petros continues to pursue, under FDA guidance and approval, switching their flagship pharmaceutical product, Stendra®, from prescription only designation to OTC or non-prescription designation. As this process requires a number of studies, often numerous iterations of each stage, if FDA requires reiterations beyond scope of project estimation, this may significantly hinder project development, potentially delaying pathway and requiring additional capital to continue.

The prescription to OTC approval pathway and mechanism involves numerous stages of human behavior and use studies. A prescription to OTC switch pharmaceutical candidate must first translate its label into an optimized consumer friendly and OTC digestible (without the learned intermediary) format without compromising critical safety language and information. This is known as the Drug Facts Label (DFL). Once optimized, a series of studies are deployed to measure and assess consumer comprehension and appropriate self selection. Each iteration of format and content is usually submitted to FDA for feedback and alignment, enabling the stepwise progress from one study to the next. Once the DFL has been optimized, comprehension has been demonstrated and appropriate self selection has been proven, an Actual Use Trial is deployed where the intended patient engages, self selects and uses the product without a prescription. This is often considered the final phase of demonstrated safe and appropriate use by the laymen consumer without a prescription or trained practitioner intermediatory. According to the CHPA, there have been approximately 106 prescription medicines designated as safe OTC designees. Both the FDA and CHPA, along with several other entities, have indicated significant interest in expanding non-prescription access to prescription medicines to numerous chronic conditions considered critical for improved public health and consumer compliance to therapy. In 2012 (NSURE) and again in 2022 (ACNU), the FDA announced proposed rules to enable Additional Conditions for Non-prescription Use. These programs are intended to identify and establish modified and incremental resources, tools and technologies to support the expanded approval of new therapeutic indications for non-prescription access. Although interest is evident by numerous influential bodies, the process of expanded non-prescription access to key prescription therapies remains in many ways nascent and in development. The FDA has announced its intent to formalize its proposed rule for additional conditions for nonprescription use by late 2023. Several companies interested in this space have remained outspoken, communicative and tuned in to this potential landmark development by FDA. Several organizations, including Petros, have already begun establishing their intended strategy calibrated to standards shared by FDA.

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

If Petros is unable to advance its product candidates, including Stendra® OTC designation, or H100™, in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experience significant delays in doing so, its business may be materially harmed.

Petros is not permitted to market or promote any of its product candidates before it receives regulatory approval from the FDA or comparable foreign regulatory authorities, and it may never receive such regulatory approval. Petros may only receive approval in a limited patient population, it may experience delays in receiving such regulatory approval, or it may not receive regulatory approval for new indications or uses such as OTC or for H100™. Even if Petros successfully commercializes Stendra® OTC, or H100™, it may not be successful in developing and commercializing any other product candidates, and its commercial opportunities may be limited.

Petros cannot be certain that any of its product candidates will be successful in clinical and preclinical trials or receive regulatory approval. Further, its product candidates may not receive regulatory approval even if they are successful in clinical trials and Petros submits the required marketing applications seeking regulatory authorization for their use.

For each product candidate, Petros must demonstrate safety and efficacy in humans, obtain regulatory approval in one or more jurisdictions, obtain manufacturing supply capacity and expertise, and substantially invest in marketing efforts before it is able to generate any revenue from such product candidate. The success of Petros’ product candidates such as Stendra® OTC, and H100™ in particular, will depend on several factors, including the following:

●	approval by the FDA;
●	successful enrollment in, and completion of, human behavior studies, clinical trials, the design and implementation of which are agreed to by the applicable regulatory authorities, and the conduct of clinical trials by contract research organizations (“CROs”) to successfully conduct such trials within Petros’ planned budget and timing parameters and without materially adversely impacting its trials;
●	successful data from its clinical and preclinical programs that support an acceptable risk-benefit profile of its product candidates in the intended populations to the satisfaction of the applicable regulatory authorities;
●	timely receipt, if at all, of regulatory approvals from applicable regulatory authorities;
●	establishment of arrangements with third-party manufacturers, as applicable, for continued clinical supply and commercial manufacturing;
●	successful development of Petros’ manufacturing processes and transfer to new third-party facilities to support future development activities and commercialization that are operated by contract manufacturing organizations in a manner compliant with all regulatory requirements;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for Petros’ product candidates;
●	successful commercial launch of Petros’ other product candidates, if and when approved;
●	acceptance of Petros’ products, if and when approved, by patients, the relevant medical communities and third-party payers;

●	effective competition with other therapies;
●	establishment and maintenance of adequate healthcare coverage and reimbursement;
●	Petros’ ability to avoid infringing upon the patent and other intellectual property rights of third parties;
●	enforcement and defense of intellectual property rights and claims;
●	continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trials or the elements of any post-marketing REMs that may be required by the FDA or comparable requirements in other jurisdictions to ensure the benefits of the product outweigh its risks; and
●	maintenance of a continued acceptable safety profile of the product candidates following approval.

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

The risk of failure in drug and product development is high. Before obtaining marketing approval from regulatory authorities for the sale of unapproved product candidates, Petros must complete nonclinical development and conduct extensive clinical trials to demonstrate the safe use, safety and efficacy of Petros’ product candidates in humans. Clinical and non-clinical trials are expensive, difficult to design and implement and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the trial process. Nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if Petros’ unapproved product candidates will prove to be effective or safe in humans or will receive marketing approval.

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

Petros cannot be certain as to what type and how many clinical trials the FDA or comparable foreign regulatory authorities will require Petros to conduct before it may successfully gain approval to market any asset currently in development.

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

Petros may not be able to initiate certain trials or its other product candidates if it is unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of trials.

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

If Petros fails to comply with its obligations under its license agreements, it could lose the rights to intellectual property that is important to its business.

Petros’ current license agreements impose on Petros various development obligations, payment of royalties and fees based on achieving certain milestones as well as other obligations. If Petros fail to comply with its obligations under these agreements, the licensor may have the right to terminate the license. In addition, if the licensor fails to enforce its intellectual property, the licensed rights may not be adequately maintained. The termination of any license agreements or failure to adequately protect such license agreements could prevent Petros from commercializing Petros’ product candidates or possible future products covered by the licensed intellectual property.  Any of these events could materially adversely affect Petros’ business, prospects, financial condition and results of operation.

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

The patent positions of life sciences companies, including Petros’ patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that Petros may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented.  A third-party may submit prior art, or Petros may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, supplemental examination, or interference proceedings challenging Petros’ patent rights or the patent rights of its licensors or development partners. The costs of defending or enforcing Petros’ proprietary rights in these proceedings can be substantial, and the outcome can be uncertain. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, Petros’ patent rights, allow third parties to commercialize Petros’ technology or products and compete directly with Petros, or reduce Petros’ ability to manufacture or commercialize products. Furthermore, if the scope or strength of protection provided by Petros’ patents and patent applications is threatened, it could discourage companies from collaborating with Petros to license, develop or commercialize current or future products.  The ownership of Petros’ proprietary rights could also be challenged.

Moreover, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide Petros with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around Petros’ patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. Petros may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees.

Petros’ ability to enforce its in-licensed patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights, and the extent to which certain sovereigns may seek to engage in policies or practices that may weaken its intellectual property framework (e.g., a policy of routine compulsory licensing (or threat of compulsory licensing) of pharmaceutical intellectual property). Patent rights are territorial, and patent protection extends only to those countries where Petros has issued patents.  Filing, prosecuting and defending patents on Petros’ products and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and Petros’ intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Competitors may successfully challenge or avoid Petros’ patents, or manufacture products in countries where Petros has not applied for patent protection.  Changes in the patent laws in the U.S. or other countries may diminish the value of Petros’ patent rights.  As a result of these and other factors, the scope, validity, enforceability, and commercial value of Petros’ patent rights are uncertain and unpredictable.  As such, Petros may have difficulty protecting its proprietary rights in these foreign countries.

Indeed, several companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions.  The legal systems of some countries do not favor the enforcement of patents and other intellectual property rights, which could make it difficult for Petros to stop the infringement, misappropriation or other violation of Petros’ intellectual property rights generally. Proceedings to enforce Petros’ intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of Petros’ business, could put Petros’ patents at risk of being invalidated or interpreted narrowly and Petros’ patent applications at risk of not issuing and could provoke third parties to assert claims against Petros. Petros may not prevail in any lawsuits that it initiates, and the damages or other remedies awarded, if any, may not be commercially meaningful.

Furthermore, Petros’ ability to enforce its patent rights depends on its ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, particularly in litigation in countries other than the U.S. that do not provide an extensive discovery procedure. Any litigation to enforce or defend Petros’ patent rights, if any, even if Petros were to prevail, could be costly and time-consuming and would divert the attention of Petros’ management and key personnel from its business operations. Petros may not prevail in any lawsuits that it initiates and the damages or other remedies awarded if it were to prevail may not be commercially meaningful.

In addition to patents, Petros relies on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions and security measures to protect its confidential and proprietary information. These measures do not guarantee protection of its trade secrets or other proprietary information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, Petros cannot guarantee that it has executed these agreements with each party that may have or have had access to its trade secrets. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, Petros may not have adequate remedies for any such breach or violation, and Petros could lose its trade secrets through such breaches or violations. There is risk that third parties could use Petros’ technology and it could lose any competitive advantage it may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to Petros’ trade secrets, which could impair any competitive advantage it may have.

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

Petros’ commercial success also depends upon its ability, and the ability of any third party with which it may partner, to develop, manufacture, market and sell its product candidates and/or products, if approved, and use its patent-protected technologies without infringing the patents of third parties. The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage.

Petros may not have identified all patents, published applications or published literature that affect its business either by blocking its ability to commercialize its products or potential products, by preventing the patentability of one or more aspects of its products or potential products to it or its licensors, or by covering the same or similar technologies that may affect its ability to market its products and potential products. For example, Petros (or the licensor of a product or potential product to it) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Petros cannot be certain that it or its licensors were the first to invent, or the first to file, patent applications covering its products and candidates. Petros also may not know if its competitors filed patent applications for technology covered by its pending applications or if it was the first to invent the technology that is the subject of its patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

Petros may therefore become subject to infringement claims or litigation arising out of patents and pending applications of its competitors, additional interference proceedings declared by the United States Patent and Trade Office (“USPTO”) to determine the priority of inventions, or post-grant review, inter parties review, or re-examination proceedings filed with the USPTO. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce Petros’ licensed patents, to protect its trade secrets and know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in litigation or USPTO post-issuance interference proceedings to which Petros may become a party could subject it to significant liabilities, require it to obtain licenses from third parties, restrict or prevent it from selling its products in certain markets, dissuade companies from collaborating with it, or permit third parties to directly compete with it. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include paying large, fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

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

If Petros’ products, methods, processes and other technologies infringe the proprietary rights of other parties, it could incur substantial costs and Petros may have to: obtain licenses, which may not be available on commercially reasonable terms, if at all; abandon an infringing product candidate; redesign its products or processes to avoid infringement; stop using the subject matter claimed in the patents held by others; pay damages; and/or defend litigation or administrative proceedings which may be costly whether Petros wins or loses, and which could result in a substantial diversion of its financial and management resources.

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

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and Petros’ patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, Petros’ competitors might be able to use Petros’ technologies and know-how which could have a material adverse effect on Petros’ business, prospects, financial condition and results of operation.

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

In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find the Company Common Stock less attractive as a result, there may be a less active trading market for the Company Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We could remain an “emerging growth company” until the earliest to occur of earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2025; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

As previously reported, on June 22, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between May 9, 2022, through June 21, 2022, we did not meet the minimum bid price requirement for continued listing on The Nasdaq Capital Market and had a compliance period of 180 calendar days, or until December 19, 2022, in which to regain compliance. On November 29, 2022, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of our common stock, effective as of 4:05 p.m. (Delaware time) on November 30, 2022. Although we have restored compliance with the listing requirements, we can provide no assurance that we will not fall out of compliance again. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited.

Our largest shareholder maintains the ability to significantly influence all matters submitted to Petros’ stockholders for approval.

As of March 31, 2023, our largest shareholder, JCP III SM AIV, L.P., and its affiliates, in the aggregate, own approximately 27.3% of the issued and outstanding common stock of the Company. As a result, if these stockholders were to choose to act together, they could be able to significantly influence all matters submitted to Petros’ stockholders for approval, as well as Petros’ management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors or the approval of any merger, consolidation or sale of all or substantially all of Petros’ assets. This concentration of voting power could delay or prevent an acquisition of Petros on terms that other stockholders may desire.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal executive offices are located in New York, New York. We lease approximately 5,600 square feet of office space in Manalapan, New Jersey (“Manalapan Office”). On November 30, 2021, the Company entered into a sublease with respect to its Manalapan Office that has a term that began on January 10, 2022 and continues until the expiration of our lease on August 30, 2024. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed.

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

Holders

As of March 31, 2023, there were approximately 185 holders of record of our common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

Overview

Petros is a pharmaceutical company focused on men’s health therapeutics, consisting of wholly owned subsidiaries, Metuchen Pharmaceuticals, LLC (“Metuchen”), Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and development of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. Stendra® is a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”) and is the only patent protected PDE-5 inhibitor on the market in the US. Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing). Petros is also currently conducting non-clinical consumer studies in connection with the contemplated pursuit of FDA approval for Stendra® for Non-Prescription / Over-The-Counter (“OTC”) use in treating ED.

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

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of December 31, 2022, the Company had cash of approximately $9.4 million, positive working capital of $7.6 million, an accumulated deficit of approximately $90.7 million and used cash in operations during the twelve months ended December 31, 2022 of approximately $12.8 million. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well as by exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; further developing and commercializing H100; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of H100 and possibly Stendra® OTC in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Impact of COVID-19

The World Health Organization (“WHO”) declared the coronavirus COVID-19 (“COVID-19”) a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length of the impact that the COVID-19 pandemic, including the emergence of any new variants will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2022 and beyond.

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

On March 27, 2018, the Company entered into a Sublicense Agreement with Acerus Pharmaceuticals Corporation (“Acerus”) whereby the Company granted to Acerus an exclusive sublicense in Canada for, among other things, the development and commercialization of Stendra® avanafil for a one-time fee of $100,000. The Company was entitled to receive an additional fee of $400,000 if Stendra® is approved by Canadian regulators, as well as commercial milestone payments and royalty fees of 12% of net sales. However, in April 2020 Health Canada issued a Notice of Deficiency (“NOD”) against the New Drug Submission. Metuchen and Acerus are currently renegotiating modified terms to the sub-license agreement and the viability of a pathway required to address the deficiency noted by Health Canada. The outcome of these negotiations is uncertain and depends on a variety of factors, including the result of Acerus’ ongoing dissolution proceedings.

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

Vivus Settlement Agreement, Promissory Note and the Security Agreement

On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note. The Company recorded the impact of this transaction, including the gain in the first quarter of 2022.

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions. Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represents approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement, Vivus released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon the Company’s satisfaction of the remaining regulatory submission requirements. The Vivus Settlement Agreement stipulated that Vivus is the sole owner of all API unless or until such time as certain quantities of API are shipped to the Company upon the fulfillment of the aforementioned payment conditions.

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the year ended December 31, 2022, the Company has paid Vivus $1.6 million. As of December 31, 2022, the principal balance on the Note is $9.5 million.

Reverse Stock Split

On November 30, 2022 we effected a 1-for-10 reverse stock split of the issued and outstanding shares of our Common Stock. All share and per share information herein has been adjusted to retrospectively reflect this reverse stock split.

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

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of December 31, 2022 and 2021, the reserves for product returns were $2.3 million and $3.8 million, respectively, and are included as a component of accrued expenses. During the years ended December 31, 2022 and December 2021, respectively, the Company recorded $9.4 million and $8.3 million of returns as a reduction of gross revenue.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros’ Common Stock. The Company estimated their fair value using the Monte Carlo Simulation approach as of December 31, 2022 and December 31, 2021. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life that the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. During the three months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated for the Stendra® product an impairment.  The Company then prepared a discounted cash flow analysis through December 2029, representing the remaining economic useful life for the Stendra® product resulting in an impairment of approximately $7.5 million. As indicators of impairment exist as of December 31, 2022, the Company prepared an undiscounted cash flow analysis. This analysis includes projections of future revenue and expenses, which if not achieved could result in future impairment charges. These projections include continued sales of prescription Stendra®. Additionally, the Company is investing in research and development pursuant to our OTC Strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future, such that if our Stendra® OTC strategy is not successful, we may have to partially or fully impair the remaining intangible balance. Based on the impairment assessment as of December 31, 2022, the Company determined that no additional intangible asset impairment occurred as the undiscounted cash flows exceeded the respective carrying values of the assets by $59.7 million.

The Company has prepared projections including the undiscounted cash flows of the remaining estimated useful lives through December 2031 for the medical device products. Based on the impairment assessment as of December 31, 2022, and 2021, the Company determined that no intangible asset impairment occurred as the undiscounted cash flows exceeded the respective carrying values of the assets by approximately $0.8 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

The impact on our results of operations of the COVID-19 pandemic and related changes in economic conditions, are highly uncertain and, in many instances, outside of our control. The duration and severity of the direct and indirect effects of the COVID-19 pandemic continue to evolve and in ways that are difficult to anticipate. There are numerous uncertainties related to the COVID-19 pandemic that have impacted our ability to forecast our future operations as a company. The extent to which the COVID-19 pandemic, and the emergence of new variants, will affect our business, financial position and operating results in the future cannot be predicted with certainty; however, any such impact could be material. The COVID-19 pandemic could also increase the degree to which our results, including the results of our business segments, fluctuate in the future.

Years ended December 31, 2022 and December 31, 2021

The following table sets forth a summary of our statements of operations for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,
	2022	2021
Net sales	$5,992,054	$7,811,264
Cost of sales	2,289,418	1,599,566
Gross profit	3,702,636	6,211,698

Operating expenses:
Selling, general and administrative	12,209,162	15,593,233
Gain on settlement with Vivus	(3,389,941)	—
Research and development	1,740,280	1,788,491
Depreciation and amortization expense	5,598,884	6,877,990
Intangible asset impairment	7,460,000	—
Total operating expenses	23,618,385	24,259,714

Loss from operations	(19,915,749)	(18,048,016)

Change in fair value of derivative liability	460,000	9,430,000
Interest income	14,194	—
Interest expense, senior debt	—	(368,660)
Interest expense, promissory note	(596,018)	—

Net loss	$(20,037,573)	$(8,986,676)

Net Sales

Net sales for the year ended December 31, 2022 were $5,992,054, composed of $2,734,639 of net sales from Prescription Medicines and net sales of $3,257,415 from Medical Devices.

Net sales for the year ended December 31, 2021 were $7,811,264, composed of $4,605,043 of net sales from Prescription Medicines and net sales of $3,206,221 from Medical Devices.

For the year ended December 31, 2022, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers that represented approximately 26%, 21%, 17%, and 16% of total gross billings. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

For the year ended December 31, 2021, gross billings to customers representing 10% or more of the Company’s total gross billings included five customers that represented approximately 27%, 22%, 16%, 13% and 11% of total gross billings. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to four main customers, as described above, which collectively accounted for approximately 92% of Stendra® net sales for the year ended December 31, 2022. Individually, sales to the four main customers, accounted for 30%, 25%, 19%, and 18% of Stendra® gross billings for the year ended December 31, 2022.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $1,819,210, or 23% lower during year ended December 31, 2022 than in the same period in 2021 consisting of a $1,870,404 decrease in the net sales of Stendra® and a $51,194 increase in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to increased wholesaler returns related to the sale of short-dated product and decreased wholesaler sales due to decreased demand. The increase in net sales for Medical Devices included an increase in domestic sales of VED systems and a decrease in international sales of VED systems.

Cost of Sales

Cost of sales for the year ended December 31, 2022 were $2,289,418, composed of $949,197 of cost of sales for our Prescription Medicines segment and $1,340,221 for our Medical Devices segment.

Cost of sales for the year ended December 31, 2021 were $1,599,566 composed of a benefit of $577,795 of cost of sales for our Prescription Medicines segment and $1,021,771 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the year ended December 31, 2022 consisted of 37% inventory obsolescence reserves, 34% third-party product cost of sales, 15% 3PL order fulfillment, shipping expenses and other cost of sales and 14% royalty expenses.

Cost of sales for the Medical Device segment for the year ended December 31, 2022 consisted of 85% raw materials and 15% production labor.

Cost of sales increased by $689,852 or 43% during the year ended December 31, 2022 compared to the same period in 2021. For the years ended December 31, 2022 and 2021, cost of sales as a percentage of net sales was 38% and 20%, respectively. The increase in cost of sales as a percentage of net sales was primarily the result of an increase in excess and obsolete inventory.

Gross Profit

Gross profit for the year ended December 31, 2022 was $3,702,636 or 62%, composed of $1,785,442 of gross profit from Prescription Medicines and $1,917,194 from Medical Devices. Gross profit for the year ended December 31, 2021 was $6,211,698 or 80%, composed of $4,027,248 of gross profit from Prescription Medicines and $2,184,450 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2022 were $12,209,162, composed of $4,947,466 of selling, general and administrative expenses of our Prescription Medicines segment, $1,685,678 of selling, general and administrative expenses of our Medical Devices segment and $5,576,018 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $3,384,071 or 22% during the year ended December 31, 2022, compared to the same period in 2021. Decreased selling general and administrative expenses were primarily driven by a waiver of FY 22 and FY 23 PDUFA fees by the FDA resulting in a $1,311,092 decrease in PDUFA expenses, decreased professional service fees of $1,074,359 as management sought to reduce expenses to improve operational efficiencies, lower payroll expenses of $542,128 resulting from decreased headcount, decreased direct selling and marketing expenses of $262,821, decreased bad debt expenses of $128,951 due to improved customer collections, and decreased other operating expenses of $125,402 partially offset by increased stock compensation expense of $60,682.

Gain on Settlement with Vivus

As a result of the Vivus Promissory Note, as discussed in Note 8 and Note 13 of the Notes to Consolidated Financial Statements, the Company’s total liabilities were decreased by $3,389,941 in the form of concession of customer returns, which were recognized as a gain on settlement during the year ended December 31, 2022. There was no such activity in the year ended December 31, 2021.

Research and Development

Research and development expenses for the year ended December 31, 2022 were $1,740,280, composed of $1,541,714 for our Prescription Medicines segment and $198,566 for our Medical Devices segment.

Research and development expenses for the year ended December 31, 2021 were $1,788,491, composed of $1,788,491 for our Prescription Medicines segment and $0 for our Medical Devices segment. Research and development expenses for the Prescription Medicines segment for the year ended December 31, 2022 are composed of $900,864 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter ("OTC") Strategies related to Stendra®; $150,000 for upfront licensing fees, $239,339 for clinical development expenses, and $73,407 for consulting fees related to the H100 license acquired in March 2020; and $178,104 related to the Company's technology transfer of its manufacturing process. Research and development expenses for the Prescription Medicines segment for the year ended December 31, 2021 are composed of $777,998 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter ("OTC") Strategies related to Stendra®, $950,000 for upfront licensing fees, and $60,493 for legal fees related to the H100 license acquired in March 2020.

Research and development expenses for the Medical Devices segment for the year ended December 31, 2022 were composed of $198,566 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the year ended December 31, 2021 were $0.

Research and development expenses decreased by $48,211 or 3% during the year ended December 31, 2022, compared to the year ended December 31, 2021. Decreased research and development expenses were primarily driven by decreased upfront licensing fees related to the Hybrid License partially offset by increased clinical development expenses related to the Hybrid License, increased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies, increased consulting fees related to the Company’s OTC strategies related to Stendra® and increased development expenses related to the Company's technology transfer of its Stendra® manufacturing process.

Depreciation and amortization

Depreciation and amortization expenses for the year ended December 31, 2022 were $5,598,884, composed of $4,442,922 of depreciation and amortization expenses of our Prescription Medicines segment and $1,155,962 of depreciation and amortization expenses of our Medical Devices segment.

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

Intangible Asset Impairment

During the year ended December 31, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated that the Stendra® product intangible asset was impaired. The Company then prepared a discounted cash flow analysis resulting in an impairment of approximately $7.5 million. There was no impairment for the year ended December 31, 2021.

Change in Fair Value of Derivative Liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $460,000 represents the change in fair value of the derivative during the year ended December 31, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout would be met.  During the year ended December 31, 2021, the fair value of the derivative liability decreased by $9,430,000.

Interest Income

Interest income for the year ended December 31, 2022 was $14,194.  There was no interest income for the year ended December 31, 2021.

Interest Expense, Senior Debt

Interest expense, senior debt for the year ended December 31, 2021 was $368,660 consisting of interest payments on our senior debt, with a weighted average balance of $3,066,505. The senior debt was repaid in 2021. There was no interest expense, senior debt, for the year ended December 31, 2022.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the year ended December 31, 2022, was $596,018. There was no interest expense, promissory note for the year ended December 31, 2021.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2022 was $0 compared to income tax of $0 for the year ended December 31, 2021.

Liquidity and Capital Resources

General

Cash totaled $9,426,264 at December 31, 2022, compared to $23,847,572 at December 31, 2021.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2022, we had cash of $9.4 million, working capital of $7.6 million, and an accumulated deficit of $90.7 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these audited annual consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; further developing and commercializing H100; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of H100 and possibly Stendra® OTC in order to extend its cash resources. Thus far the Company has taken steps to reduce discretionary expenditures and explored new sources of funding for our research initiatives, such as sponsored research agreements and co-development initiatives. While we are optimistic that we will be successful in our efforts to finance our operations, there can be no assurances that we will be successful in doing so. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

While the Company’s primary priority remains the Stendra® Rx-to-OTC switch, we expect to incur approximately $14 million of research and development expenses relating to H100™ over the estimated four to six-year period of clinical development prior to FDA approval, including approximately $10 million for clinical trials and $4 million of other expenses. The Company anticipates funding these future expenses through additional capital raises or issuance of debt, until revenues become sufficient to cover these ongoing expenses.

October 2021 Financing

On October 13, 2021, we entered into a Securities Purchase Agreement (the “October SPA”) with certain accredited and institutional investors, pursuant to which we sold 332,362 shares of our common stock in a registered direct offering (the “October RD”) at an offering price of $17.15 per share and associated October Warrant (as defined below). Also pursuant to the October SPA, in a concurrent private placement (together with the October RD, the “October Offering”), the Company sold to the purchasers warrants to purchase up to an aggregate of 332,362 shares of common stock at an exercise price of $17.15 per share (the “October Warrants”). The October Warrants became exercisable immediately upon the closing of the October Offering on October 18, 2021 and will expire five years following that date. In connection with the October Offering, the Company issued warrants to purchase 13,000 shares of common stock to Katalyst as compensation for financial advisory services. The Company received net proceeds from the October Offering, after deducting fees and other offering expenses payable by the Company, of approximately $5.5 million.

The October Warrants and the warrants issued to Katalyst in connection with the October Offering were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. Each purchaser represented that it was an “accredited investor” (as defined by Rule 501 under the Securities Act).

November 2021 Financing

On November 29, 2021, we entered into a Securities Purchase Agreement (the “November SPA”) with certain accredited and institutional investors, pursuant to which we sold 215,334 shares of our common stock in a registered direct offering (the “November RD) at an offering price of $30.00 per share and associated November Warrant (as defined herein). Also pursuant to the November SPA, in a concurrent private placement (together with the November RD, the “November Offering”), the Company sold to the purchasers (i) 118,000 unregistered shares of the Company’s common stock (the “November PIPE Shares) at an offering price of $30.00 per share and associated November Warrant and (ii) the warrants to purchase up to an aggregate of 250,000 shares of common stock at an exercise price of $35.00 per share (the “November Warrants”). The November Warrants became exercisable immediately upon the closing of the November Offering on December 2, 2021 and will expire five years following that date. In connection with the November Offering, the Company issued warrants to purchase 15,000 shares of common stock to Katalyst as compensation for financial advisory services. The Company received net proceeds from the November Offering, after deducting fees and other offering expenses payable by the Company, of approximately $9.3 million.

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

December 2021 Financing

On December 22, 2021, we entered into a Securities Purchase Agreement (the “December SPA”) with certain accredited and institutional investors, pursuant to which we sold 154,519 shares of our common stock in a registered direct offering (the “December RD) at an offering price of $34.30 per share and associated December Warrant (as defined herein). Also pursuant to the December SPA, in a concurrent private placement (together with the December RD, the “December Offering”), the Company sold to the purchasers (i) 64,141 unregistered shares of the Company’s common stock (the “December PIPE Shares) at an offering price of $34.30 per share and associated December Warrant and (ii) the warrants to purchase up to an aggregate of 163,995 shares of common stock at an exercise price of $35.00 per share (the “December Warrants”). The December Warrants became exercisable immediately upon the closing of the December Offering on December 27, 2021 and will expire five years following that date. In connection with the December Offering, the Company issued warrants to purchase 11,000 shares of common stock to Katalyst as compensation for financial advisory services. The Company received net proceeds from the December Offering, after deducting fees and other offering expenses payable by the Company, of approximately $6.9 million.

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

Debt

Vivus Note

As noted above, in January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 as part of the settlement. For more information, see the section above titled “Vivus Settlement Agreement, Promissory Note and the Security Agreement.”

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(12,797,325)	$(11,862,031)
Net cash used in financing activities	(1,623,983)	—
Net cash provided by financing activities	—	18,569,909
Net increase in cash	$(14,421,308)	$6,707,878

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $12,797,325, which primarily reflected our net loss of $20,037,573. Adjustments to reconcile net loss to net cash provided by operating activities of $10,542,319 consisting primarily of depreciation and amortization, intangible asset impairment, gain on Vivus settlement, stock compensation and changes in operating assets and liabilities of $3,302,071.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $0 for both the years ended December 31, 2022 and 2021.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,623,983 for the year ended December 31, 2022, consisting of payments of the promissory note, including a prepayment of $900,000.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the years ended December 31, 2022 and 2021.

	For the Year Ended
	December 31,
	2022	2021
Net Loss	$(20,037,573)	$(8,986,676)
Interest income	(14,194)	—
Interest expense, senior debt	—	368,660
Interest expense, promissory note	596,018	—
Income tax expense	—	—
Depreciation and amortization expense	5,598,884	6,877,990
EBITDA	(13,856,865)	(1,740,026)
Stock based compensation	1,195,076	1,305,150
Gain on settlement with Vivus	(3,389,941)	—
Intangible asset impairment	7,460,000	—
Change in fair value of derivative liability	(460,000)	(9,430,000)
Adjusted EBITDA	$(9,051,730)	$(9,864,876)

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

The following table presents a reconciliation of net sales to gross billings for the years ended December 31, 2022 and 2021.

	For the Year Ended
	December 31,
	2022	2021
Net Sales	$5,992,054	$7,811,264
Product Returns	9,355,121	8,342,505
Contract Rebates	1,685,080	3,386,406
Chargebacks	164,577	304,301
Cash Discounts	319,630	438,515
Distribution Service Fees	1,721,238	2,023,768
Coupon Redemptions	5,324,829	7,910,032
Gross Billings	$24,562,529	$30,216,791

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended December 31, 2022, and December 31, 2021 are included beginning on Page F-1 immediately following the signature page to this Annual Report. See Item 15 for a list of the financial statements included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2022, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles (“GAAP”) as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective October 1, 2022 administrator access to financial systems has been assigned to individuals who do not bear responsibility for performing financial reporting or posting financial transactions.

Except as otherwise noted above, we have kept the same finance and internal controls function in place as at Petros. Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules.

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

Below is a list of the names, ages as of March 31, 2023 and position of the individuals who currently serve as our Directors.

Name	Age	Position
John D. Shulman	59	Executive Chairman of the Board
Joshua N. Silverman	52	Vice Chairman of the Board
Bruce T. Bernstein	58	Director
Gregory Bradley	62	Director
Wayne R. Walker	63	Director

Director Biographies

Information concerning our Directors is set forth below. The biographical description of each Director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a Director.

John D. Shulman — Mr. Shulman joined Petros as Executive Chairman of the Board in 2020. Mr. Shulman founded Juggernaut Capital Partners, LLP in 2009 and leads its Investment Committee. He has over 25 years of experience with private investments, primarily into the consumer, pharmaceutical and business services sectors. Previously, Mr. Shulman was a Managing Director from 2001 to 2009 at Allied Capital Corporation, where he was a member of the Management and Investment Committees. He sits on the following Boards of Directors or Managers: Amerex Group, Ceuta Group, Foundation Consumer Brands, Integrated Beverage Group, VOSS USA and ZOA Energy, LLC. Mr. Shulman received a B.S. in Finance from the University of Virginia. Mr. Shulman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Joshua N. Silverman — Mr. Silverman joined Petros as a Director and Vice Chairman of the Board in December 2020. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman has also served as Interim Chairman, Interim Chief Executive Officer and Interim President of PharmaCyte Biotech, Inc. (Nasdaq: PMCB) since October 2022 and as a director since August 2022. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. In addition to Petros, Mr. Silverman currently serves as a director of AYRO, Inc., MYMD Pharmaceuticals, Inc. and Synaptogenix, Inc., all of which are public companies. He previously served as a director of Marker Therapeutics, Inc. from 2016 until 2018 and Protegenics Therapeutics, Inc. from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Bruce T. Bernstein — Mr. Bernstein joined Petros as a Director in 2020. Mr. Bernstein was a member of the Board of Neurotrope from 2016 to 2020 and is currently on the Board of Synaptogenix, Inc., the operating subsidiary of Neurotrope, which was spun off from Neurotrope in December 2020. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of XWELL, Inc. (formerly XpresSpa Holdings, Inc.), the leading airport spa company in the world, based in New York. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch). Mr. Bernstein’s banking, accounting and finance expertise enable him to contribute valuable insights into accounting and financial matters for the Company.

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

Wayne R. Walker — Mr. Walker joined Petros as a Director in 2020. Mr. Walker is the president of Walker Nell Partners, Inc., an international business consulting firm which he founded in 2003 and has been its Managing Partner since 2004. In his role at Walker Nell, he has served on a number of private and public company boards. Mr. Walker has also been an Independent Director at Wrap Technologies, Inc. and the Pitcairn Company since 2018. Mr. Walker serves as a member of the Board of Directors of AMMO, Inc. and PharmaCyte Biotech, Inc., both publicly traded. Before founding Walker Nell, from 1984 to 1998, Mr. Walker worked at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. In addition, from 2001 to 2004, Mr. Walker was a partner at Parente Beard, now known as Baker Tilly and Cohn Reznick, LLP from 2015 to 2018. Additionally, from 1995 to 1998, Mr. Walker served as Chairman of the Board of Directors of Habitat for Humanity International, then a $400 million plus global non-profit housing organization spanning 60 countries. Prior to becoming Chairman of the Board of Directors, Mr. Walker held positions of corporate secretary and Chairman of the Executive and Human Resource Committees of the board at Habitat for Humanity International from 1992 to 1995. Mr. Walker holds a Doctor of Jurisprudence (JD) from Catholic University (Washington, D.C.) and a Bachelor of Arts from Loyola University (New Orleans). Mr. Walker’s accounting and operational expertise enable him to contribute valuable insights into operations and accounting for the Company.

Executive Officers

Below is a list of the names, ages as of March 31, 2023, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Fady Boctor, MBA	45	President and Chief Commercial Officer
Mitchell Arnold, MBA	59	Vice President of Finance and Chief Accounting Officer

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

Each of the committees has a written charter adopted by the Board; a current copy of each such charter is available in the “Investors & Press” section on our website, https://IRdirect.net/PTPI.

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

The Nominating and Corporate Governance Committee has adopted a formal policy regarding stockholder recommendations of director nominees, available in the “Investors & Press” section on our website, https://IRdirect.net/PTPI. The Nominating and Corporate Governance Committee considers any timely submitted and qualified director candidates recommended by any security holder entitled to vote in an election of Directors. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee must do so by delivering a written recommendation to the Nominating and Corporation Governance Committee c/o Petros Pharmaceuticals, Inc., 1185 Avenue of the Americas, Third Floor, New York, New York 10036. The submission mush set forth: (1) the name and address of the stockholder on whose behalf the submission is made; (2) the number and class of shares of the Company that are owned beneficially by such stockholder as of the date of the submission; (3) the name and address of the proposed candidate; and (4) the resume of the proposed candidate.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors (including our principal executive officer and principal financial officer and principal accounting officer). Our Code of Ethics is available to security holders in the “Investors & Press’’ section on our website, https://IRdirect.net/PTPI. We intend to disclose any amendments to, or waivers from, our Code of Ethics at the same website address provided above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2022 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year with the following exceptions: (1) Mr. Shulman filed a Form 4 on January 3, 2022, disclosing the acquisition of shares of Common Stock and warrants to purchase Common Stock on December 22, 2021 and (2) Mr. Silverman, Mr. Bradley, Mr. Walker, and Mr. Bernstein filed Form 4s on January 7, 2022, disclosing the acquisition of restricted stock units on December 22, 2021.

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

Summary Compensation Table

The following table shows compensation awarded to, paid to or earned by, (1) Petros’ principal executive officer, (2) Petros’ most highly compensated executive officer other than the principal executive officer and (3) up to two individuals who would have qualified as one of Petros’ two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year; during the fiscal years ended December 31, 2022 and 2021.

					Non-equity
					Incentive Plan
				Option	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	($)	Compensation($) (2)	Total ($)
Fady Boctor	2022	350,000	280,000	—	—	52,209	682,209
President and Chief Commercial Officer	2021	350,000	125,000	658,340	—	44,481	1,177,821

Mitchell Arnold	2022	288,750	60,000	—	—	58,264	407,014
Vice President of Finance and Chief Accounting Officer	2021	262,500	50,000	131,659	—	53,424	497,584

Andrew Gesek(3)	2022	128,750	—	—	—	7,046	135,796
Former President, Timm Medical	2021	300,000	—	197,489	—	47,899	545,388
(1)	For awards of stock options, the aggregate grant date fair value is computed based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date.
(2)	Amounts in this column reflect 401(k) contributions, insurance premiums (life, long term disability, short term disability, health, dental, and vision), and, for Mr. Arnold, car allowances. For 2022, this represents: for Mr. Boctor, $11,911 for contributions under Metuchen’s 401(k) plan and $40,298 of insurance premiums; for Mr. Arnold, $10,135 for contributions under Metuchen’s 401(k) plan and $48,129 of insurance premiums; and for Mr. Gesek, $1,618 for contributions under Metuchen’s 401(k) plan and $5,428 of insurance premiums. For 2021, this represents: for Mr. Boctor, $8,578 for contributions under Metuchen’s 401(k) plan and $35,903 of insurance premiums; for Mr. Arnold, $10,066 for contributions under Metuchen’s 401(k) plan and $43,358 of insurance premiums; and for Mr. Gesek, $9,135 for contributions under Metuchen’s 401(k) plan and $38,764 of insurance premiums.
(3)	Mr. Gesek resigned from his position as President of Timm Medical Technologies, Inc., a wholly-owned subsidiary of the Company, effective February 28, 2022.

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

In consideration of entering into the Employment Offer Letter, Mr. Boctor was granted an option to purchase up to 21,566 shares of the Company’s Common Stock, par value $0.0001 per share, at an exercise price of $37.40 per share (the “Options”). The Options vested 50% as of February 19, 2021, the date of grant, and the remainder vested in equal installments on the first and second anniversary thereof.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2022.

Option awards
Number of
		Number of	securities
		securities	underlying
	Vesting	underlying	unexercised	Option
	Commencement	unexercised	options (#)	Exercise	Option
Name	date	options (#) exercisable	unexercisable	Price ($)	Exercise Date
Fady Boctor	2/19/2021	16,175	5,392	$37.40	2/19/2031
Mitchell Arnold	5/11/2021	3,000	2,000	$32.10	5/11/2031

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

2020 Omnibus Incentive Compensation Plan

The Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (as amended and restated, the “2020 Plan”) was approved by our stockholders on November 25, 2020 (the “Effective Date”), and amended by the First Amendment on November 17, 2021, the Second Amendment on December 22, 2021, and the Amended and Restated Omnibus Incentive Compensation Plan on December 21, 2022. The 2020 Plan is a successor to the Neurotrope, Inc. 2017 Equity Incentive Plan and the Neurotrope, Inc. 2013 Equity Incentive Plan, amended as of July 23, 2014 and further amended as of November 21, 2016 (collectively, the “Prior Plans”).

On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of common stock.

As of March 31, 2023, we had 158,364 shares of common stock available for future issuance under the 2020 Plan.

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

Shares Subject to the 2020 Plan

Subject to adjustment, the maximum aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan, as amended, with respect to awards made on and after the Effective Date is 260,000 shares. In addition, the number of shares of common stock subject to outstanding awards under the Prior Plans that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the Prior Plans, as applicable, after the Effective Date will be available for issuance under the 2020 Plan.

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

The maximum number of shares of Petros’ common stock that may be subject to an option, stock appreciation right, stock award, stock unit, or other stock-based awards made to any employee, consultant, or advisor under the 2020 Plan, as interpreted and administered by Petros since the Effective Date, in any calendar year will not exceed 21,567 shares of Petros’ common stock in the aggregate, subject to adjustments as described below. The limit for awards that are made to newly hired employees on around their date of hire is two times the limit described in the preceding sentence, subject to any adjustments as described below. The maximum aggregate grant date value of shares of common stock subject to awards made to any non-employee director during any calendar year for services rendered as a non-employee director, including any cash fees earned for services rendered as a non-employee director during the calendar year, will not exceed $750,000 in total value. In determining this dollar limit, the value of awards will be calculated based on the grant date fair market value of the awards for financial reporting purposes.

Adjustments

In connection with stock splits (reverse stock splits), stock dividends, recapitalizations, and certain other events affecting Petros’ common stock, the committee will make adjustments as it deems appropriate including, without limitation, in (i) the maximum number of shares of common stock reserved for issuance as awards or for which individuals may receive awards in any year, (ii) the number and kind of shares covered by outstanding awards, (iii) the kind of shares that may be issued or transferred under the 2020 Plan, (iv) the price per share or market value of any outstanding awards, (v) the exercise price of options and the base amount of stock appreciation rights, and (vi) the performance goals or other terms and conditions as the committee deems appropriate. On November 30, 2022, the Company effected a 1-for-10 reverse stock split.

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

Options

Under the 2020 Plan, the committee will determine the exercise price of the options granted and may grant options to purchase shares of common stock in such amounts as it determines. The committee may grant options that are intended to qualify as incentive stock options under Section 422 of the Code, or non-qualified stock options, which are not intended to so qualify. Non-qualified stock options may be granted to eligible participants under the 2020 Plan, but incentive stock options may only be granted to employees of Petros or its parent or subsidiaries that are corporations. The exercise price of a stock option granted under the 2020 Plan cannot be less than the fair market value of a share of Petros’ common stock on the date the option is granted. If an incentive stock option is granted to a 10% or greater stockholder, the exercise price cannot be less than 110% of the fair market value of a share of Petros’ common stock on the date the option is granted. The aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan, as interpreted and administered by Petros since the Effective Date, pursuant to incentive stock options under Section 422 of the Code granted on and after the Effective Date may not exceed 260,000 shares of common stock. The fair market value of Petros’ common stock is generally equal to the closing price for the common stock on the date the option is granted (or if there was no closing price on that date, on the last preceding date on which a closing price was reported). If the fair market value (determined as of the date of grant) of the shares with respect to which a participant’s incentive stock options are exercisable for the first time during any year, whether granted under the 2020 Plan or any Prior Plans, exceeds $100,000, then incentive stock options for the shares over the $100,000 threshold will be treated as nonqualified stock options, rather incentive stock options.

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

Change in Control

If Petros experiences a “change in control” (as defined in the 2020 Plan, which definition is generally described below) where Petros is not the surviving corporation (or survive only as a subsidiary of another corporation), all outstanding awards that are not exercised or paid at the time of the change in control will be assumed by, or replaced with awards that have comparable terms by, the surviving corporation (or a parent or subsidiary of the surviving corporation). In the event that the surviving corporation (or a parent or subsidiary of the surviving corporation) does not assume or replace awards with grants that have comparable terms, unless otherwise provided in an award agreement, outstanding options and stock appreciation rights will accelerate and become fully exercisable and the restrictions and conditions on outstanding stock awards, stock units, other stock-based awards and dividend equivalents immediately lapse, provided that if the vesting of any such awards is based, in whole or in part, on performance, such awards shall vest based on the greater of (i) actual performance as of the change in control, or (ii) target performance, pro-rated based on the period elapsed between the beginning of the applicable performance period and the date of the change in control. At the committee’s discretion, if awards are assumed by, or replaced with awards that have comparable terms by, the surviving corporation (or a parent or subsidiary of the surviving corporation) and a participant incurs an involuntary termination of employment or service on or after a change in control, the participant’s outstanding awards may become vested, in whole or in part, as of the date of termination; provided that if the vesting of any such award is based, in whole or in part, on performance, such awards shall vest only based on the greater of (i) actual performance as of the change in control, or (ii) target performance, pro-rated based on the period elapsed between the beginning of the applicable performance period and the date of the termination.

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

Petros also contributes to medical, disability and other standard insurance plans for its employees.

Director Compensation Program

				Non-equity
	Fees			incentive	Nonqualified
	earned or	Stock	Option	plan	deferred	All other
	paid in	awards	awards	compensation	compensation	compensation
Name	cash ($)	($)	($)(1)	($)	earnings ($)	($)	Total ($)
John D. Shulman (2)	—	—	—	—	—	—	—
Joshua N. Silverman (3)	200,000	80,000	—	—	—	—	280,000
Bruce T. Bernstein (4)	48,000	72,000	—	—	—	—	120,000
Gregory Bradley (5)	48,000	72,000	—	—	—	—	120,000
Wayne R. Walker (6)	48,000	72,000	—	—	—	—	120,000
(1)	Based upon the number of options issued times Black–Scholes value.
(2)	As of December 31, 2022, Mr. Shulman had outstanding options representing the right to purchase 5,000 shares of the company’s common stock.
(3)	Includes $33,333 of fees earned but not paid in 2022. As of December 31, 2022, Mr. Silverman had outstanding options representing the right to purchase 5,000 shares of the company’s common stock and 9,239 RSUs of which 2,516 are fully vested.
(4)	Includes $12,000 of fees earned but not paid in 2022. As of December 31, 2022, Mr. Bernstein had outstanding options representing the right to purchase 5,000 shares of the company’s common stock and 8,316 RSUs of which 2,265 are fully vested.
(5)	Includes $12,000 of fees earned but not paid in 2022. As of December 31, 2022, Mr. Bradley had outstanding options representing the right to purchase 5,000 shares of the company’s common stock and 8,316 RSUs of which 2,265 are fully vested.
(6)	Includes $12,000 of fees earned but not paid in 2022. As of December 31, 2022, Mr. Walker had outstanding options representing the right to purchase 5,000 shares of the company’s common stock and 8,316 RSUs of which 2,265 are fully vested.

On April 8, 2021, in connection with the Directors’ appointment to the Board upon the Company becoming an independent publicly traded company on December 1, 2020, the Company awarded each of the five Directors an initial grant of options (the “Initial Grant”) to purchase 5,000 shares of common stock of the Company at an exercise price of $31.80 per share. The shares of common stock underlying the options vested 25% on the date of grant, 25% shall vest upon the six-month anniversary of the date of grant and the remainder vested in equal installments over the following four fiscal quarters. In addition, on April 8, 2021, the Company granted to four directors (excluding Mr. Shulman) an additional 9,311 RSUs, valued at $296,000, contingent upon the shareholders approving an increase in the 2020 Plan, which approval was granted at the annual meeting of shareholders held on December 22, 2021.

In the event of a Change in Control (as defined in the 2020 Plan), shares of common stock of the Company underlying each of the restricted stock units granted to any non-employee director and the Initial Grant, along with any other stock options or equity-based awards held by any non-employee director, either (i) shall be assumed by, or replaced with grants of comparable awards of, the surviving entity or (ii) will vest and become exercisable, as applicable, immediately prior to such Change in Control, unless otherwise provided in the applicable award agreement.

For each fiscal year, each non-employee director, other than the Chairman and Vice Chairman, will receive an annual cash retainer in the amount of $48,000, and the Vice Chairman will receive an annual cash retainer in the amount of $200,000 per year. For each fiscal year, (i) each non-employee director, other than the Chairman and the Vice Chairman, will be granted a number of restricted stock units calculated by dividing (a) $72,000 by (b) the per share grant date fair value of the closing price of our common stock as of the date of grant, and (ii) the Vice Chairman automatically will be granted a number of restricted stock units calculated by dividing (a) $80,000 by (b) the per share grant date fair value of the closing price of our common stock as of the date of grant. The shares of common stock underlying the annual grant of restricted stock units will automatically vest upon the 12 month anniversary of the date of grant.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth additional information, as of December 31, 2022, about our common stock that may be issued upon the exercise of options and other rights under the 2020 Plan.

(c) Number of securities
remaining available for
	(a) Number of securities	(b) Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	101,636	$34.02	158,364
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	101,636	$34.02	158,364

N/A - Not applicable

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2023 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our executive officers and directors; and

(iii) by all of our executive officers and directors as a group. Unless otherwise indicated in the following table, the address for each person named in the table is: 1185 Avenue of the Americas, New York, NY 10036.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(1)	Percent of Class(2)
Juggernaut Capital Partners III GP, Ltd. (3)	789,969	34.22%
Intracoastal Capital LLC (4)	167,139	7.49%
Bruce T. Bernstein (5)	13,347	*
Greg Bradley (6)	13,315	*
John Shulman (7)	789,969	34.22%
Joshua N. Silverman (8)	16,238	*
Wayne R. Walker (9)	13,315	*
Fady Boctor (10)	21,566	1.02%
Mitch Arnold (11)	5,117	*
Andrew Gesek (12)	10	*

All directors and executive officers as a group	872,867	37.07%
*	Less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.
(2)	A total of 2,088,698 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2023.
(3)	Based solely on the Schedule 13D/A filed jointly with the SEC on February 28, 2022 by JCP III SM AIV, L.P. (“JCP III AIV”), METP Holdings, LLC (“METP”), Juggernaut Partners III GP, L.P. (“JCP III GP”), Juggernaut Partners III GP, Ltd. (“JCP III GP Ltd”), and John Shulman. The shares of common stock are directly held by JCP III AIV and METP. The shares of common stock directly held by JCP III AIV and METP are also indirectly beneficially owned by: JCP III GP, the sole general partner of JCP III AIV and METP; JCP III GP Ltd, the sole general partner of JCP III GP; and John Shulman, the sole director of JCP III GP Ltd (JCP III GP, JCP III GP Ltd and Mr. Shulman, together the “Indirect JCP Reporting Persons”). Mr. Shulman is also a Director of Petros. The address of each of the parties herein is 5301 Wisconsin Avenue NW, Suite 570, Washington, DC 20015. Each of the Indirect JCP Reporting Persons disclaims beneficial ownership within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise of such portion of the common stock held directly by JCP III AIV in which the Indirect Reporting Persons have no pecuniary interest. Amount includes (1) 568,990 shares of common stock held by JCP III AIV, (2) 1,365 shares of common stock held by METP, (3) 214,614 shares underlying warrants held by JCP III AIV that were exercisable as of March 30 2023 or will be exercisable within 60 days thereafter, and (4) 5,000 shares underlying stock options held by Mr. Shulman that were vested as of March 30, 2023 or will vest within 60 days thereafter.
(4)	Based solely on the Schedule 13G/A filed jointly with the SEC on February 8, 2023 by Intracoastal Capital, LLC (“Intracoastal”), Mitchell P. Kopin (“Mr. Kopin”) and Daniel B. Asher (“Mr. Asher”). Mr. Kopin and Mr. Asher, each of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of the securities reported herein that are held by Intracoastal. Amount includes (1) 24,413 shares of common stock and (ii) 142,726 shares underlying warrants held by Intracoastal that were exercisable as of March 30, 2023 or will be exercisable within 60 days thereafter.
(5)	Amount includes (1) 8,347 shares of common stock and (2) 5,000 shares underlying stock options held by Mr. Bernstein that were vested as of March 31, 2023 or will vest within 60 days thereafter that were vested as of March 31, 2023 or will vest within 60 days thereafter.

(6)	Amount consists of (1) 8,315 shares of common stock and (2) 5,000 shares underlying stock options held by Mr. Bradley that were vested as of March 31, 2023 or will vest within 60 days thereafter that were vested as of March 31, 2023 or will vest within 60 days thereafter.
(7)	John Shulman is the sole shareholder and director of JCP III GP Ltd. Refer to note 3 for further information. Mr. Shulman’s address is 5301 Wisconsin Avenue NW, Suite 570, Washington, DC 20015.
(8)	Amount includes (1) 11,238 shares of common stock and (2) 5,000 shares underlying stock options held by Mr. Silverman that were vested as of March 31, 2023 or will vest within 60 days thereafter that were vested as of March 31, 2023 or will vest within 60 days thereafter.
(9)	Amount consists of (1) 8,315 shares of common stock and (2) 5,000 shares underlying stock options held by Mr. Walker that were vested as of March 31, 2023 or will vest within 60 days thereafter that were vested as of March 31, 2023 or will vest within 60 days thereafter.
(10)	Amount consists of 21,566 shares underlying stock options held by Mr. Boctor that were vested as of March 31, 2023 or will vest within 60 days thereafter.
(11)	Amount includes: (1) 117 shares of common stock held directly and (2) 5,000 shares underlying stock options held by Mr. Arnold that were vested as of March 31, 2023 or will vest within 60 days thereafter.
(12)	Amount includes 10 shares of common stock held directly. Mr. Gesek resigned from his position as President of Timm Medical Technologies, Inc., a wholly-owned subsidiary of the Company, effective February 28, 2022.

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

Relationship with Juggernaut Partners III GP, L.P.

JCP III AIV and METP hold 27.3% of the issued and outstanding shares of common stock of the Company, collectively. JCP III GP is the sole general partner of JCP III AIV, METP and Juggernaut Capital Partners III, L.P (“JCP III”). JCP III GP Ltd is the sole general partner of JCP III GP. John D. Shulman is the sole director of JCP III GP Ltd. Mr. Shulman is also a Director of Petros.

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

October 2021 Registered Direct Offering and Private Placement

On October 13, 2021, we entered into the October SPA with JCP III AIV and certain other accredited and institutional investors, pursuant to which we sold to JCP III AIV (i) 166,181 shares of our common stock in a registered direct offering at an offering price of $17.15 per share and associated warrant and, (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 166,181 shares of our common stock at an exercise price of $17.15 per share. The warrants became exercisable immediately upon the closing of the offering on October 18, 2021 and will expire five years following that date. The shares were sold pursuant to an effective registration statement on Form S-3 as supplemented by a prospectus supplement, dated October 13, 2021, relating to the offering.

November 2021 Private Placement

On November 29, 2021, we entered into the November SPA with JCP III AIV and certain other accredited and institutional investors, pursuant to which we sold to JCP III AIV, in a private placement, (i) 50,000 shares of our common stock at an offering price of $30.00 per share and associated warrant and (ii) warrants to purchase up to an aggregate of 37,500 shares of our common stock at an exercise price of $35.00 per share. The warrants became exercisable immediately upon the closing of the offering on December 2, 2021 and will expire five years following that date. The shares and the warrants were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

December 2021 Private Placement

On December 22, 2021, we entered into the December SPA with JCP III AIV and certain other accredited and institutional investors, pursuant to which we sold to JCP III AIV, in a private placement, (i) 14,578 shares of our common stock at an offering price of $34.30 per share and associated warrant and (ii) warrants to purchase up to an aggregate of 10,933 shares of our common stock at an exercise price of $35.00 per share. The warrants became exercisable immediately upon the closing of the offering on December 27, 2021 and will expire five years following that date. The shares and the warrants were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Our independent public accounting firm is EisnerAmper LLP, Iselin, New Jersey, Auditor ID 274.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to us for the years indicated by our principal accounting firm:

	2022	2021
Audit fees:(1)	$267,750	$434,551
Audit related fees:(2)	—	—
Tax fees: (3)	13,125	5,775
All other fees:(2)	—	—
Total	$280,875	$440,326
(1)	Audit fees for 2022 and 2021 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, services provided in connection with filing Form S-1 and Form S-8 in 2022 and Form S-1 and Form S-3 in 2021.
(2)	There were no audit related or other fees.
(3)	Tax fees related to tax compliance work.

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

1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3.	Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

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

(a)(3) Exhibits:

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
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2022).

3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 2, 2020).
4.1	Specimen Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021).
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on January 29, 2021).
4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022).
4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021.)
4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021.)
4.7	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021.)
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

10.12†∞

Employment Offer Letter, entered into as of February 19, 2021, by and between Petros Pharmaceuticals, Inc. and Fady Boctor Form of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with February 25, 2021).

10.13†∞	Form of Petros Pharmaceuticals, Inc. Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 25, 2021).
10.14∞+

Letter Agreement, dated as of March 31, 2021, by and between Metuchen Pharmaceuticals, LLC and Hybrid Medical LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with April 6, 2021).

10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021).
10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021).
10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021).
10.18∞+

Settlement Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).

10.19+

Promissory Note, dated January 18, 2022, by Metuchen Pharmaceuticals LLC in favor or VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).

10.20

Security Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 21, 2022).

10.21+

Amendment No. 1 to License and Commercialization Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).

10.22

Technology Transfer Service Agreement, dated January 20, 2022, between Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific, and Metuchen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).

10.23†

Severance and General Release Agreement, dated March 1, 2022, between Andrew Gesek and Petros Pharmaceuticals, Inc., its affiliates, subsidiaries and successor entities (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 4, 2022).

10.24†

Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on December 22, 2022).

21	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith
∞

Certain of the schedules (and similar attachments) to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

+

Portions of these exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

†	Management contract or compensatory plan or arrangement.

(c) Additional Financial Statement Schedules:

None.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROS PHARMACEUTICALS, INC.

March 31, 2023	By:	/s/ Fady Boctor
	Name:	Fady Boctor
	Title:	President and Chief Commercial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fady Boctor	President and Chief Commercial Officer	March 31, 2023
Fady Boctor	(Principal Executive Officer)

/s/ Mitchell Arnold	Vice President of Finance	March 31, 2023
Mitchell Arnold	(Principal Financial and Accounting Officer)

/s/ John D. Shulman	Executive Chairman of the Board	March 31, 2023
John D. Shulman

/s/ Joshua N. Silverman	Vice Chairman of the Board	March 31, 2023
Joshua N. Silverman

/s/ Bruce T. Bernstein	Director	March 31, 2023
Bruce T. Bernstein

/s/ Gregory Bradley	Director	March 31, 2023
Gregory Bradley

/s/ Wayne R. Walker	Director	March 31, 2023
Wayne R. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petros Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, change in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2023

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$9,426,264	$23,847,572
Accounts receivable, net	2,110,246	2,455,386
Inventories	1,815,113	519,649
Prepaid expenses and other current assets	1,316,282	3,720,088
Total current assets	14,667,905	30,542,695

Fixed assets, net	39,177	49,397
Intangible assets, net	12,244,484	25,293,149
API purchase commitment	5,111,176	11,029,260
Other assets	358,472	475,557
Total assets	$32,421,214	$67,390,058

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$1,089,683	$—
Accounts payable	1,806,399	4,557,969
Accrued expenses	3,634,662	11,957,384
Accrued inventory purchases	—	14,203,905
Other current liabilities	537,232	260,818
Total current liabilities	7,067,976	30,980,076

Promissory note, net of current portion	8,388,093	—
Derivative liability	—	460,000
Other long-term liabilities	262,678	405,018
Total liabilities	15,718,747	31,845,094

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 150,000,000 shares authorized, 2,079,387 and 2,068,472 shares issued and outstanding as of December 30, 2022 and December 31, 2021, respectively	208	207
Additional paid-in capital	107,428,652	106,233,577
Accumulated deficit	(90,726,393)	(70,688,820)
Total Stockholders’ Equity	16,702,467	35,544,964

Total Liabilities and Stockholders' Equity	$32,421,214	$67,390,058

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Net sales	$5,992,054	$7,811,264
Cost of goods sold	2,289,418	1,599,566
Gross profit	3,702,636	6,211,698
Operating expenses:
Selling, general and administrative	12,209,162	15,593,233
Gain on settlement with Vivus	(3,389,941)	—
Research and development expense	1,740,280	1,788,491
Depreciation and amortization expense	5,598,884	6,877,990
Intangible asset impairment	7,460,000	—
Total operating expenses	23,618,385	24,259,714

Loss from operations	(19,915,749)	(18,048,016)
Change in fair value of derivative liability	460,000	9,430,000
Interest income	14,194	—
Interest expense, senior debt	—	(368,660)
Interest expense, promissory note	(596,018)	—
Net loss	$(20,037,573)	$(8,986,676)
Net loss per common share
Basic and Diluted	$(9.68)	$(8.25)
Weighted average common shares outstanding
Basic and Diluted	2,070,210	1,088,977

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Preferred		Common
	Preferred	Stock	Common	Stock	Additional Paid-in
	Stock	Amount	Stock	Amount	Capital	Accumulated Deficit	Total
Year Ended December 31, 2022
Balance, December 31, 2021	—	$—	2,068,472	$207	$106,233,577	$(70,688,820)	$35,544,964
Stock-based compensation expense	—	—	—	—	1,195,076	—	1,195,076
Non-employee exercise of restricted stock units	—	—	2,331	—	—	—	—
Issuance of Common Stock for split	—	—	8,584	1	(1)	—	—
Net loss	—	—	—	—	—	(20,037,573)	(20,037,573)
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467

		Preferred		Common
	Preferred	Stock	Common	Stock	Additional Paid-in
	Stock	Amount	Stock	Amount	Capital	Accumulated Deficit	Total
For the Year Ended December 31, 2021
Balance, December 31, 2020	500	$—	970,766	$97	$79,171,099	$(61,702,144)	$17,469,052
Conversion of Preferred Stock to Common Stock	(500)	—	6,061	1	(1)	—	—
Issuance of Common Stock	—	—	884,353	88	21,744,915	—	21,745,003
Proceeds from exercise of warrants	—	—	201,459	20	4,012,415	—	4,012,435
Non-employee stock-based compensation	—	—	5,833	1	187,801	—	187,802
Stock-based compensation	—	—	—	—	1,117,348	—	1,117,348
Net loss	—	—	—	—	—	(8,986,676)	(8,986,676)
Balance, December 31, 2021	—	$—	2,068,472	$207	$106,233,577	$(70,688,820)	$35,544,964

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,037,573)	$(8,986,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,598,884	6,877,990
Intangible asset impairment	7,460,000	—
Bad debt expense (recoveries)	(170,816)	148,885
Inventory and sample inventory reserve	(18,998)	(200,251)
Amortization of deferred financing costs and debt discount	—	12,500
Lease expense	117,085	103,978
Derivative liability	(460,000)	(9,430,000)
Deferred revenue	211,029	70,343
Gain on settlement with Vivus	(3,389,941)	—
Employee stock-based compensation	1,195,076	1,117,348
Non-employee stock-based compensation	—	187,802
Changes in operating assets and liabilities:
Accounts receivable	515,957	2,548,698
Inventories	(835,317)	412,744
Deposits	—	4,576
Prepaid expenses and other current assets	1,648,252	(724,785)
Accounts payable	(2,751,570)	(1,051,587)
Accrued expenses	(1,802,422)	(2,726,403)
Other current liabilities	65,369	(31,291)
Other long-term liabilities	(142,340)	(195,902)
Net cash used in operating activities	(12,797,325)	(11,862,031)

Cash flows from financing activities:
Payment of promissory note	(1,623,983)	—
Payment of senior debt	—	(6,653,292)
Payment of portion of senior debt end of term fee	—	(534,237)
Proceeds from Issuance of Common Stock	—	21,745,003
Proceeds from exercise of warrants	—	4,012,435
Net cash (used in) provided by financing activities	(1,623,983)	18,569,909

Net (decrease) increase in cash	(14,421,308)	6,707,878

Cash, beginning of year	23,847,572	17,139,694
Cash, end of year	$9,426,264	$23,847,572

Supplemental cash flow information:
Cash paid for interest during the period	$596,018	$421,821

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$(6,520,283)	$—
Noncash decrease in accrued inventory purchases related to Vivus Settlement	(14,203,905)	—
Noncash increase in promissory note related to Vivus settlement	10,201,758	—
Noncash increase in inventory due to API reclass	(441,149)
Noncash decrease in API purchase commitment	5,918,084	114,997
Noncash decrease in other current assets: API purchase commitment	755,554	(114,997)
Noncash issuance of common stock to non-employee	3	—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise indicates, references in these Notes to the accompanying financial statements to “we,” “us,” “our” and “the Company” refer to Petros Pharmaceuticals, Inc. (a Delaware corporation) and subsidiaries. Unless otherwise noted, all share and per share data give effect to the 1-for-10 reverse stock split of our common stock that was effected on November 30, 2022.

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

Business and Primary Marketed Products

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

The Company’s priority is the ability to sell Stendra® OTC.

All transactions between the consolidated entities have been eliminated in consolidation.

Reverse Stock Split

At the 2022 Annual Meeting, the stockholders approved our proposal to effect one reverse stock split of our outstanding shares of Common stock, at any ratio between 1-for-4 and 1-for-10, at such time as the Board shall determine, in its sole discretion. On November 30, 2022 we effected a 1-for-10 reverse stock split of our shares of Common Stock.  As a result of the reverse stock split, every ten (10) shares of our pre-reverse split Common Stock was combined and reclassified into one share of Common Stock. All share and per share information herein has been adjusted to retrospectively reflect this reverse stock split.

Liquidity and Going Concern

To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these audited interim consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; further developing and commercializing H100; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of H100 and possibly Stendra® OTC in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2022, we had cash of $9.4 million, positive working capital of $7.6 million, and accumulated deficit of $90.7 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. As of December 31, 2022, the principal balance of the note is $9,477,776.  The terms of this promissory note are discussed in Note 8. The Company will need to raise additional funds or curtail certain discretionary expenditures in order to maintain an appropriate level of cash to fund our operations. In addition to meaningful reductions in discretionary expenditures, the Company plans to focus on its developmental initiatives, predominantly attaining Stendra® OTC designation via FDA approval. While the Company is optimistic that it will be successful in its efforts to achieve its plans, there can be no assurances that it will be successful in doing so.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, assessment of long-lived assets, including intangible asset impairment, and the valuation of the derivative liability, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

The World Health Organization (“WHO”) declared the coronavirus (“COVID-19”) a global pandemic on March 11, 2020, and since that time many of the previously imposed restrictions and other measures which were instituted in response have been subsequently reduced or lifted. However, the COVID-19 pandemic remains highly unpredictable and dynamic, and its duration and extent continue to be dependent on various developments, such as the emergence of variants to the virus that may cause additional strains of COVID-19. Accordingly, the COVID-19 pandemic may continue to have negative effects on the health of the U.S. economy for the foreseeable future. The Company cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2023 and beyond.

During 2020, government regulations and the voluntary business practices of the Company and prescribing physicians had prevented in-person visits by sales representatives to physicians’ offices. The Company had taken steps to mitigate the negative impact on its businesses of such restrictions. In March 2020, the Company reduced our sales representative head count to reflect the lack of in-person visits. The Company has maintained a core sales team which continued to contact physicians via telephone and videoconference as well as continuing to have webinars provided by the Company’s key opinion leaders to other physicians and pharmacists. In response to the spread of COVID-19, in March 2020, the Company closed its administrative offices. In January 2022, the Company sub-leased its Manalapan, New Jersey office and all administrative employees are working remotely for the foreseeable future. The Company has fully resumed in-person interactions by its customer-facing personnel in compliance with any local and state restrictions. The Company also continues to engage with customers virtually as the Company seeks to continue to support healthcare professionals and patient care. Since the beginning of the COVID-19 pandemic, we have experienced a shift from in-person sales to online, telehealth-based sales. These online sales generally have lower gross margins than in-person sales, which has impacted our net revenues.

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

In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers Stendra® to when the customers pay for the product is typically less than one year. The Company records prescription medication sales net of any variable consideration, including but not limited to discounts, rebates, returns, chargebacks, and distribution service fees (“DSA”). The Company uses the expected value method when estimating its variable consideration, unless terms are specified within contracts. The identified variable consideration is recorded as a reduction of revenue at the time revenues from sales of Stendra® are recognized. The Company recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period. These estimates may differ from actual consideration received. The Company evaluates these estimates each reporting period to reflect known changes.

As of December 31, 2022 and 2021, the reserves for sales deductions were $3.0 million and $4.7 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and DSA fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of December 31, 2022 and 2021, the reserves for product returns were $2.3 million and $3.8 million, respectively, and are included as a component of accrued expenses. During the years ended December 31, 2022 and December 2021, respectively, the Company recorded $9.4 million and $8.3 million of returns as a reduction of gross revenue.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of December 31, 2022 and 2021, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at December 31, 2022 and 2021.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo

Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability as of December 31, 2022 and 2021 was $0 million and $0.5 million, respectively. See Note 9 Stockholders’ Equity.

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

Intangible Assets

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life that the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. During the three months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated, for the Stendra® product an impairment.  The Company then prepared a discounted cash flow analysis through December 2029, representing the remaining economic useful life for the Stendra® product resulting in an impairment of approximately $7.5 million.  The Company has determined that no impairment existed as of December 31, 2021. As indicators of impairment exist as of December 31, 2022, the Company prepared an undiscounted cash flow analysis. This analysis includes projections of future revenue and expenses, which if not achieved could result in future impairment charges. These projections include continued significant sales growth based in part on expectation of higher sales volume resulting from increased product availability as a result of the Vivus settlement. Additionally, the Company is planning to invest in research and development pursuant to our Non-Prescription / Over-The-Counter ("OTC") Strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future, such that if our Stendra OTC strategy is not successful, we may have to partially or fully impair the remaining intangible balance.

The Company’s prepared projections including the undiscounted cash flows of the remaining estimated useful lives through December 2031 for the medical device products. Based on the impairment assessment as of December 31, 2022, and 2021, the Company determined that no intangible asset impairment occurred as the undiscounted cash flows exceeded the respective carrying values of the assets.

Fixed Assets

Fixed assets consist of furniture and fixtures. Furniture and fixtures are recorded at cost, less accumulated depreciation, and are depreciated on a straight-line basis over its estimated useful life. The Company uses an estimated useful life of 7 years for furniture and fixtures. Depreciation expense for each of the years ended December 31, 2022 and 2021 was $10,220.

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

Costs of Equity Transactions

Incremental direct costs incurred to issue shares of the Company’s preferred and common stocks are recorded as a reduction of the related proceeds.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2022 and 2021, no accrued interest or penalties are recorded in the consolidated balance sheet.

Contingencies

The Company may be subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Shipping Costs

The Company records the costs of shipping related to prescription medication sales in general and administrative expense in its consolidated statements of operations. There were no shipping costs for the years ended December 31, 2022 and 2021.

Shipping costs related to medical devices are recorded as revenue and subsequently deducted as a component of cost of goods sold in the consolidated statements of operations. Shipping costs for the years ended December 31, 2022 and 2021 were $125,368 and $134,730, respectively.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the years ended December 31, 2022 and 2021. See Note 12 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Pending Adoption as of December 31, 2022

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is adopting the new guidance with its fiscal year beginning January 1, 2023.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	December 31,	December 31,
	2022	2021
Gross accounts receivables	$2,757,839	$3,363,827
Distribution service fees	(339,094)	(371,310)
Chargebacks accruals	(1,960)	—
Cash discount allowances	(99,671)	(159,446)
Allowance for doubtful accounts	(206,868)	(377,685)
Total accounts receivable, net	$2,110,246	$2,455,386

For the year ended December 31, 2022, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 26%, 21%, 17%, and 16% of total gross billings. For the year ended December 31, 2021, gross billings to customers representing 10% or more of the Company’s total gross billings included five customers which represented approximately 27%, 22%, 16%, 13% and 11% of total gross billings.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at December 31, 2022 equal to 43%, and 16%, respectively, of the Company’s total gross accounts receivables. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at December 31, 2021 equal to 40%, 19% and 15% of the Company’s total gross accounts receivables.

4)    Inventories

Inventory is comprised of the following:

	December 31, 2022	December 31, 2021
Raw materials	$1,574,683	$359,741
Finished goods	240,430	159,908
Total inventory	$1,815,113	$519,649

Finished goods are net of valuation reserves of $364,300 and $383,298 as of December 31, 2022 and 2021, respectively. Raw materials are net of valuation reserves of $2,872,977 as of December 31, 2022 and 2021, which is related to bulk inventory.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2022	December 31, 2021
Prepaid insurance	$109,414	$73,223
Prepaid FDA fees	—	831,179
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 13)	663,984	1,419,538
Due from wholesalers	—	609,059
Other prepaid expenses	333,158	605,422
Other current assets	138,226	110,167
Total prepaid expenses and other current assets	$1,316,282	$3,720,088

6)    Intangible Assets

Balance at December 31, 2020	$32,160,919
Amortization expense	(6,867,770)
Balance at December 31, 2021	25,293,149
Amortization expense	(5,588,665)
Intangible Impairment	(7,460,000)
Balance at December 31, 2022	$12,244,484

The future annual amortization related to the Company’s intangible assets is as follows as of December 31, 2022:

2023	$3,272,746
2024	2,800,623
2025	1,754,328
2026	1,442,186
2027	1,212,871
Thereafter	1,761,730
Total	$12,244,484

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2022 are $7.2 million, $4.0 million and $1.1 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2021 were $19.1 million, $4.9 million and $1.4 million, respectively. During the three months ended September 30, 2022, the Company determined that the intangible asset related to the Stendra® product was impaired resulting in an impairment charge of approximately $7.5 million.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2022	December 31, 2021
Accrued price protection (see Note 13)	$—	$1,853,979
Accrued product returns	2,311,647	6,192,845
Accrued contract rebates	279,018	379,242
Due to Vivus (see Note 13)	—	2,267,523
Due to 3PL/Wholesalers	155,081	479,178
Accrued bonuses	427,500	527,563
Accrued professional fees	51,620	125,392
Other accrued expenses	409,796	131,662
Total accrued expenses	$3,634,662	$11,957,384

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

Future minimum principal payments of the promissory note are as follows:

2023	$1,089,683
2024	1,530,729
2025	2,720,940
2026	3,264,351
2027	872,073
Total	$9,477,776

Senior Debt

The Company did not have any senior indebtedness as of December 31, 2022 and 2021.

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

The Company satisfied the maturity date extension requirement pursuant to funds retained upon the closing of the Mergers in December 2020. As a result, the Senior Debt had a maturity date of December 1, 2021 and was repaid in total as of December 31, 2021.

Interest expense on the Senior Debt was $368,660 for the year ended December 31, 2021.

9)     Stockholders’ Equity

On January 26, 2021, 500 shares of the Company’s Preferred Stock were converted into 6,061 shares of the Company’s common stock.

Effective January 1, 2021, the Company entered into a Marketing and Consulting Agreement (the "CorIRAgreement") with CorProminence, LLC (the "Consultant") for certain shareholder information and relation services. The term of the CorIRAgreement is for one year with automatic consecutive one-year renewal terms. As consideration for the shareholder information and relation services, the Company will pay the Consultant a monthly retainer of $7,500 and issued 3,000 restricted shares of the Company's common stock to the Consultant on March 24, 2021 (the "CorIR Grant Date"). The restricted shares vested immediately on the CorIR Grant Date.

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

Effective June 4, 2021, the Company entered into a Service Agreement with IRTH Communications, LLC ("ITRH") for certain investor relations services (the "IRTH Agreement"). The term of the IRTH Agreement is for one year with an optional one-year renewal term. As consideration for the services, the Company will pay IRTH a fixed fee of $6,750 per month for the term of the IRTH Agreement and issued 2,834 restricted shares of the Company's common stock with a value of $90,002 as of the date of the grant (the "IRTH Grand Date"). The restricted shares vest immediately on the IRTH Agreement Grant Date.  The agreement was terminated effective June 30, 2022.

Contingent Consideration

Pursuant to the Merger Agreement, each security holder of Metuchen received a right to receive such security holder’s pro rata stock of an aggregate of 1,423,209 shares of Petros Common Stock potentially issuable upon the achievement of certain milestones set forth in the Merger Agreement. The milestones are for the achievement of stock price and market capitalization, as defined over a two-year period.

Market Capitalization/Gross Proceeds Earnout Payments

In connection with the Mergers, each security holder of Metuchen received an equity classified earnout consideration to be paid in the form of Petros Common Stock if the Closing Price (as defined in the Merger Agreement) per share of stock of Petros’ Common Stock equals or exceeds certain milestones set forth in the Merger Agreement, as discussed below. Each milestone earnout payment was only achievable and payable one time and upon attainment of such milestone earnout payment. In no event will the sum of the milestone earnout payments be greater than 400,000 shares of Petros Common Stock. As of December 31, 2022, the milestones have not been achieved and the earnout expired on December 2, 2022.

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which is liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 1,023,209 shares of Petros Common Stock. As of December 31, 2022 and 2021, the milestones have not been achieved. The fair value of the derivative liability was $0.0 and $0.5 million as of December 31, 2022 and December 31, 2021, respectively.  For the years ended December 31, 2022 and 2021, the Company recognized gains on revaluation of derivative liabilities of $0.5 million and $9.4 million, respectively.

10)    Stock Options and Restricted Stock Units (“RSUs”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of common stock. As of December 31, 2022, there were 260,000 shares authorized and 158,364 shares available for issuance under the 2020 Plan.

Upon the consummation of the Mergers as disclosed in Note 1, Neurotrope options issued and outstanding as of December 1, 2020 were converted into equivalent options to purchase stocks of Petros common stock and were adjusted to give effect to the Exchange Ratio set forth in the Merger Agreement. The following is a summary of stock options for the period from January 1, 2021 through December 31, 2021 and for the year ended December 31, 2022:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2020	57,433	$514.30	0.9	$—
Options granted	61,567	33.80	9.23	—
Less: options expired/cancelled	(57,433)	(514.30)	—	—
Options outstanding at December 31, 2021	61,567	$33.80	9.23	$—
Options granted	5,000	33.40	9.01	—
Less: options forfeited	(7,500)	(32.10)	—	—
Options outstanding at December 31, 2022	59,067	$34.02	8.29	$—
Options exercisable at December 31, 2022	50,675	$33.77	8.31	$—

The following is a summary of RSUs for the year ended December 31, 2022:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (Years)	($in thousands)
RSUs outstanding at December 31, 2020	—	$—	—	$—
RSUs granted	11,642	32.90	9.84	—
Less: RSUs forfeited	—	—	—	—
Less: RSUs expired/cancelled	—	—	—	—
Less: RSUs exercised	—	—	—	—
RSUs outstanding at December 31, 2021	11,642	$32.90	9.84	$—
RSUs granted	30,927	11.90	9.27	—
Less: RSUs forfeited	—	—	—	—
Less: RSUs expired/cancelled	—	—	—	—
Less: RSUs exercised	(2,331)	(30.90)	—	—
RSUs outstanding at December 31, 2022	40,238	$16.87	9.20	$—
RSUs exercisable at December 31, 2022	9,311	$33.40	8.98	$—

On February 19, 2021, Fady Boctor, the President and Chief Commercial Officer of the Company, was granted an option to purchase 21,567 shares of the Company’s common stock at an exercise price of $37.40 per share. The option vested 50% as of February 19, 2021, the date of grant, and the remainder shall vest in equal installments on the first and second anniversary thereof.

On April 8, 2021, in connection with the Directors' appointment to the Board upon the Company becoming an independent publicly traded company on December 1, 2020, the Company awarded each of the five Directors an initial grant of options (the "Initial Grant") to purchase 5,000 shares of common stock of the Company at an exercise price of $31.80 per share. The shares of common stock underlying the options vested 25% on the date of grant, 25% shall vest upon the six-month anniversary of the date of grant and the remainder shall vest in equal installments over the following four fiscal quarters. On April 23, 2021, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, received $72,000 of RSUs when the closing stock price was $30.90 per share, or 2,331 RSUs granted with cliff vesting of 100% in one year. In addition, on April 8, 2021, the Company granted to five directors an additional 9,311 RSUs, valued at $296,000, contingent upon the shareholders approving an increase in the Plan. In December 2021, in connection with the 2020 Plan being increased, the Board approved these grants to the five directors, valued at $310,894.

On May 11, 2021, the Company granted to certain officers of the Company options to purchase 15,000 shares of common stock of the Company at an exercise price or $32.10 per share. The shares of common stock underlying the options vested 30% on the date of grant, 30% shall vest upon the one year anniversary of the date of the grant, and the remainder shall vest upon the two year anniversary of the date of the grant.

On January 4, 2022, pursuant to a consulting agreement, the Company awarded a grant of 5,000 options to purchase shares of common stock of the Company at an exercise price of $33.40 per share. The shares of common stock underlying the options vested 100% upon issuance.

On April 7, 2022, the Company awarded the four Directors grants of 24,876 total RSUs with a stock price of $11.90 per share. The RSUs shall vest 100% on the one-year anniversary of the date of grant. Also on April 7, 2022, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, was granted 6,051 RSUs with a stock price of $11.90 per share. The RSUs shall vest 100% on the one-year anniversary of the date of grant.  On September 2, 2022, Ms. King exercised her RSUs.

Stock-based compensation expense recognized for the years ended December 31, 2022 and 2021, was $1,195,076 and $1,305,150, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.

11)    Common Stock Warrants

The following is a summary of warrants for the year ended December 31, 2022:

Number of Shares
Warrants outstanding at December 31, 2020	441,041
Warrants issued	785,356
Warrants exercised	(201,459)
Warrants expired	(20,823)
Warrants outstanding at December 31, 2021	1,004,115
Warrants issued	---
Warrants exercised	----
Warrants expired	----
Warrants outstanding at December 31, 2022	1,004,115

As of December 31, 2022, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price	Expiration Date
278	16.00	August 23, 2023
2,279	356.50	June 1, 2024
7,492	218.50	June 17, 2024
1,997	312.50	June 19, 2024
2,279	265.50	September 1, 2024
1,050	127.40	September 16, 2024
2,279	43.00	December 1, 2024
2,800	56.50	March 2, 2025
2,800	73.00	June 1, 2025
2,800	55.00	September 1, 2025
2,800	47.05	December 1, 2025
222,189	75.00	December 1, 2025
90,880	175.00	December 1, 2025
62,429	512.50	December 1, 2025
15,856	1,250.00	December 1, 2025
175,132	17.15	October 18, 2026
233,775	35.00	December 12, 2026
175,000	35.00	December 27, 2026
1,004,115

12)    Basic and Diluted Net Loss per Common Share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Years Ended
	December 31,
	2022	2021
Numerator
Net loss	$(20,037,573)	$(8,986,676)
Denominator
Weighted-average common shares for basic and diluted net loss per unit	2,070,210	1,088,977

Basic and diluted net loss per common share	$(9.68)	$(8.25)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Years Ended
	December 31,
	2022	2021
Stock options	59,067	61,567
RSUs	40,238	11,642
Warrants	1,004,115	1,004,115
Total	1,103,420	1,077,324

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

On January 18, 2022, Petros and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of Active Pharmaceutical Ingredient (“API”) inventory under the Vivus Supply Agreement. In exchange for the API and reduction of current liabilities after prepayment of $900,000, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758, which the Company believes approximates fair value (See Note 8).

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payment and upon the Company’s satisfaction of certain regulatory submissions Vivus released 100% of the quantity of bulk Stendra® tablets by the end of the first quarter 2022.

As a result of entering into the Vivus Settlement Agreement, the Company decreased accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement.

As of December 31, 2022 and 2021, the Company has $0.0 and $14.2 million, respectively, of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. API inventory is not a finished good.  The Company has $0.3 million of API inventory which it has title to and is classified as raw materials inventory. The additional API inventory that the Company does not have title to is classified as API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of December 31, 2022 and 2021, there was $0.7 million and $1.4 million respectively included in other current assets (see Note 5 Prepaid and Other Current Assets). As of December 31, 2022 and 2021, there was $5.1 million and $11.0 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the years ended December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the Company incurred royalties to MTPC for Stendra(R) of $136,732 and $221,221, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of December 31, 2022, the Company had a receivable for royalties of $106,115, which is included in other current assets in prepaid expenses and other current assets (see Note 5 Prepaid and Other Current Assets). As of December 31, 2021, the Company had a receivable for royalties of $81,136, which is included in other current assets in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

(c)    Hybrid

In March 2020, the Company acquired the exclusive license to H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease.The Company paid an initial license fee of $100,000, with an additional $900,000 payment due upon obtainment of orphan indication for H100™ and termination of Hybrid’s existing agreement with a compounding pharmacy, and additional annual payments of $125,000, $150,000 and $200,000 due on each of the first, second and third anniversaries of the license agreement and $250,000 annual payments due thereafter. The Company is also required to make a $1,000,000 payment upon first commercial sale and a sliding scale of percentage payments on net sales in the low single digits. Annual anniversary payments will not be required after commercialization. The Company is also obligated to make royalty payments between 3-6% of any net sales. In addition, the Company may terminate at any time after first anniversary, without cause, upon ninety (90) days’ notice.

The Company has treated the acquisition as an asset acquisition and has concluded that the asset acquired and the upfront payment should be expensed as it was considered an IPR&D asset with no alternative future uses.

On September 24, 2020, the Company and Hybrid entered into a letter agreement, pursuant to which the term of the license agreement was extended for an additional six months to March 24, 2021. In consideration for the extension, the Company paid Hybrid $50,000 in October 2020 and an additional $100,000 in December 2020. On March 31, 2021, the Company and Hybrid, entered into a second letter agreement, pursuant to which the parties agreed to extend the Second Period (as defined in the Hybrid License) for an additional six (6) months to September 24, 2021. Additionally, the Company agreed to pay Hybrid a one-time, non-creditable and non-refundable payment of $200,000, which was paid within seven calendar days of entering into the agreement. On September 24, 2021, the Company entered into an amendment to the license agreement in which the Company exercised its right not to terminate the Hybrid License even though orphan drug status had not yet been granted by the FDA. Along with this election, the Company paid Hybrid $150,000 on October 1, 2021, $200,000 on October 31, 2021, $200,000 on December 1, 2021, $200,000 on December 23, 2021 and $150,000 on March 24,2022.

14)  Commitments and Contingencies

(a)    Legal Proceedings

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

(b)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 1.7 years to 4.0 years.

On November 30, 2021, the Company entered into a sublease with respect to its entire headquarters facility. The sublessor delivered a $14,000 security deposit to the Company on the lease commencement date and also agreed to pay $7,000 per month for the term beginning January 10, 2022 and continuing until the expiration of the head lease on August 30, 2024. The Company accounts for this sublease as an operating lease in accordance with the lessor accounting guidance within ASC 842.

The components of lease expense consisted entirely of fixed lease costs related to operating leases. These costs were $179,246 and $179,246 for the years ended December 31, 2022 and 2021, respectively. Fixed lease costs for the year ended December 31, 2022 were offset by sublease income of $84,000.

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2022	As of December 31, 2021
Operating lease ROU asset:
Other assets	$358,471	$475,557

Operating lease liability:
Other current liabilities	$142,340	$125,579
Other long-term liabilities	262,677	405,018
Total operating lease liability	$405,017	$530,597

Supplemental lease term and discount rate information related to leases was as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted-average remaining lease terms - operating leases	2.7 years	3.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	December 31,
	2022	2021
Operating cash flows from operating leases	$187,739	$184,239

Future minimum lease payments under non-cancelable leases as of December 31, 2022 were as follows:

Lease Liability Maturity Analysis	Operating Leases
2023	$189,374
2024	155,242
2025	81,107
2026	82,324
Thereafter	—
Total lease payments	508,047
Less: Imputed Interest	(103,030)
Total	$405,017

Future minimum sublease income under non-cancelable leases as of December 31, 2022, were as follows:

Sublease income	Operating Leases
2023	$84,000
2024	56,000
Total	$140,000

As of December 31, 2022, the Company had no operating leases that had not yet commenced.

15)    Income Taxes

The current and deferred income tax expense (benefit) for the years ended December 31, 2022 and 2021 is as follows:

For the Years Ended December 31,
	2022	2021
Current expense (benefit):
Federal	$—	$—
State	—	—
Total current expense (benefit)	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Total deferred expense (benefit)	—	—
Total income tax expense (benefit)	$—	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2022	2021
Income at US statutory rate	21.00%	21.00%
State taxes, net of federal benefit	1.56%	(0.61)%
Permanent differences	0.48%	22.31%
Valuation allowance	(23.98)%	(55.55)%
Adjustment to opening deferrals - short period	0.00%	5.42%
Other	(0.08)%	7.43%
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021 are as follows:

	For the Years Ended December 31,
	2022	2021
Accruals	$229,348	$186,739
Intangible assets	(818,127)	(1,006,954)
Depreciation and amortization	7,379,214	5,669,065
Expenses not currently deductible	1,140,594	815,108
Net operating loss carryforwards	6,013,400	3,702,789
Interest expense limitation	226,588	96,920
Stock-based compensation	2,882,814	2,716,370
Valuation allowance	(17,053,830)	(12,180,037)
Total deferred tax asset (liability)	$—	$—

The Company assesses the need for a valuation allowance related to its deferred income tax assets by considering whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. A valuation allowance has been recorded against the Company’s deferred income tax assets, as it is in the opinion of management that it is more likely than not that the net operating loss carryforwards (“NOL”) will not be utilized in the foreseeable future. The $4,873,793 increase to the valuation allowance from December 31, 2021, to December 31, 2022, is primarily due to the generation of federal and state NOLs. It is the opinion of management that it is more likely than not that the NOLs generated will not be utilized in the foreseeable future.

The cumulative valuation allowance as of December 31, 2022 is $17 million, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2022, the Company’s estimated aggregate total NOLs were $27.4 million for U.S. federal purposes with an indefinite life due to regulations set forth in the Tax Cuts and Jobs Act of 2017 (“TCJA”). The future utilization of the NOLs are limited to 80% of taxable income. The aggregate total NOLs are presented before Internal Revenue Code, Section 382 limitations (“Section 382”). The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOL and tax credits in the event of an ownership change of a corporation. Thus, the Company's ability to utilize all such NOL and credit carryforwards may be limited.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022, the Company has not recorded any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Provision enacted in the TCJA related to the capitalization for tax purposes of research and experimental expenditures became effective on January 1, 2022. This provision requires us to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where the research is conducted. This provision is not expected to have a material impact on our calendar year 2022 effective tax rate on a net basis or our cash paid for taxes due to our net operating loss position.

16)    Defined Contribution Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Eligible employees can contribute to the defined contribution plan, subject to certain limitations, on a pre-tax basis. The Company matches up to 100% of the first 6% of each employee’s contribution and is recognized as expense in general and administrative expenses on the consolidated statement of operations. Employer contributions were $51,276 and $57,543 for the years ended December 31, 2022 and 2021, respectively.

17)    Segment Information

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

The Company’s results of operations by reportable segment for the year ended December 31, 2022 are summarized as follows:

	Prescription	Medical
For the Year Ended December 31, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$2,734,639	$3,257,415	$—	$5,992,054
Cost of goods sold	949,197	1,340,221	—	2,289,418
Selling, general and administrative expenses	4,947,466	1,685,678	5,576,018	12,209,162
Gain on settlement with Vivus	(3,389,941)	—	—	(3,389,941)
Research and development expenses	1,541,714	198,566	—	1,740,280
Depreciation and amortization expense	4,442,922	1,155,962	—	5,598,884
Intangible asset impairment	7,460,000	—	—	7,460,000
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest income	(14,194)	—	—	(14,194)
Interest expense, promissory note	—	—	596,018	596,018
Net loss	$(13,202,525)	$(1,123,012)	$(5,712,036)	$(20,037,573)

The Company’s results of operations by reportable segment for the year ended December 31, 2021 are summarized as follows:

	Prescription	Medical
For the year ended December 31, 2021	Medications	Devices	Corporate	Consolidated
Net sales	$4,605,043	$3,206,221	$—	$7,811,264
Cost of goods sold	577,795	1,021,771	—	1,599,566
Selling, general and administrative expenses	6,473,482	2,620,403	6,499,348	15,593,233
Research and development expenses	1,788,491	—	—	1,788,491
Depreciation and amortization expense	5,564,499	1,313,491	—	6,877,990
Change in fair value of derivative liability	—	—	(9,430,000)	(9,430,000)
Interest expense, senior debt	—	—	368,660	368,660
Net loss	$(9,799,224)	$(1,749,444)	$2,561,992	$(8,986,676)

The following table reflects net sales by geographic region for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
Net sales	2022	2021
United States	$4,799,132	$6,572,849
International	1,192,922	1,238,415
	$5,992,054	$7,811,264

No individual country other than the United States accounted for 10% of total sales for the year ended December 31, 2022 and 2021.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2022 are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$7,178,704	$5,065,780	$12,244,484
Total segment assets	$25,831,048	$6,590,166	$32,421,214

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2021 are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$19,071,407	$6,221,742	$25,293,149
Total segment assets	$59,657,514	$7,732,544	$67,390,058