Form 10-Q
period 2023-03-31
Petros Pharmaceuticals, Inc.
filed 2023-05-15
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 2,113,570 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to regain and maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates; and the expected or potential impact of the novel coronavirus (“COVID 19”) pandemic, including the emergence of new variants, such as the Omicron BA.5 variant, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2022 and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$8,320,068	$9,426,264
Accounts receivable, net	2,399,646	2,110,246
Inventories	2,037,747	1,815,113
Prepaid expenses and other current assets	1,146,005	1,316,282
Total current assets	13,903,466	14,667,905

Fixed assets, net	36,622	39,177
Intangible assets, net	11,420,244	12,244,484
API purchase commitment	4,883,175	5,111,176
Other assets	326,921	358,472
Total assets	$30,570,428	$32,421,214

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$1,106,028	$1,089,683
Accounts payable	1,858,353	1,806,399
Accrued expenses	3,608,922	3,634,662
Other current liabilities	311,980	537,232
Total current liabilities	6,885,283	7,067,976

Promissory note, net of current portion	8,013,914	8,388,093
Other long-term liabilities	223,575	262,678
Total liabilities	15,122,772	15,718,747

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 150,000,000 shares authorized, 2,088,698 and 2,079,387shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	209	208
Additional paid-in capital	107,558,987	107,428,652
Accumulated deficit	(92,111,540)	(90,726,393)
Total Stockholders’ Equity	15,447,656	16,702,467

Total Liabilities and Stockholders’ Equity	$30,570,428	$32,421,214

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net sales	$2,517,972	$2,465,169
Cost of goods sold	550,742	472,340
Gross profit	1,967,230	1,992,829
Operating expenses:
Selling, general and administrative	2,130,639	3,897,738
Gain on settlement with Vivus	—	(3,389,941)
Research and development expense	319,093	405,360
Depreciation and amortization expense	826,795	1,560,870
Total operating expenses	3,276,527	2,474,027

Loss from operations	(1,309,297)	(481,198)
Change in fair value of derivative liability	—	460,000
Interest income	66,317	—
Interest expense, promissory note	(142,167)	(153,026)
Net loss	$(1,385,147)	$(174,224)
Net loss per common share
Basic and Diluted	$(0.66)	$(0.08)
Weighted average common shares outstanding
Basic and Diluted	2,088,698	2,068,472

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2023
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467
Stock-based compensation expense	—	—	—	—	130,336	—	130,336
Shares issued for vested RSU’s	—	—	9,311	1	(1)	—	—
Net loss	—	—	—	—	—	(1,385,147)	(1,385,147)
Balance, March 31, 2023	—	$—	2,088,698	$209	$107,558,987	$(92,111,540)	$15,447,656

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2022
Balance, December 31, 2021	—	$—	2,068,472	$207	$106,233,577	$(70,688,820)	$35,544,964
Stock-based compensation	—	—	—	—	355,828	—	355,828
Net loss	—	—	—	—	—	(174,224)	(174,224)
Balance, March 31, 2022	—	$—	2,068,472	$207	$106,589,405	$(70,863,044)	$35,726,568

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,385,147)	$(174,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	826,795	1,560,870
Bad debt expense (recoveries)	36,214	(115,364)
Inventory and sample inventory reserve	50,499	3,594
Lease expense	31,550	27,962
Derivative liability	—	(460,000)
Deferred revenue	(260,361)	(70,343)
Gain on settlement with Vivus	—	(3,389,941)
Stock-based compensation	130,336	355,828

Changes in operating assets and liabilities:
Accounts receivable	(325,614)	(1,170,025)
Inventories	(55,092)	(1,426,818)
Prepaid expenses and other current assets	180,237	237,502
Accounts payable	51,954	(857,643)
Accrued expenses	(25,740)	74,905
Other current liabilities	35,109	161,961
Other long-term liabilities	(39,103)	(33,965)
Net cash used in operating activities	(748,363)	(5,275,701)

Cash flows from financing activities:
Payment of promissory note	(357,833)	(900,000)
Net cash used in financing activities	(357,833)	(900,000)

Net decrease in cash	(1,106,196)	(6,175,701)

Cash, beginning of period	9,426,264	23,847,572
Cash, end of period	$8,320,068	$17,671,871

Supplemental cash flow information:
Cash paid for interest during the period	$142,167	$—

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$—	$(6,520,283)
Noncash decrease in accrued inventory purchases related to Vivus Settlement	—	(14,203,905)
Noncash increase in promissory note related to Vivus settlement	—	10,201,758
Noncash increase in inventory due to API reclass	(218,041)	—
Noncash decrease in API purchase commitment	228,001	6,232,489
Noncash decrease in other current assets: API purchase commitment	(9,960)	—
Noncash issuance of common stock to non-employee	—	—

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

Petros consists of wholly owned subsidiaries, Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). Petros was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting certain transactions between Petros, Metuchen, Neurotrope, and certain subsidiaries of Petros (collectively the “Mergers”). The Mergers were consummated on December 1, 2020. The Company is engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which we have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV. In addition to ED products, we had an exclusive global license to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease, which license was terminated by the Company on May 11, 2023.

The Company manages its operations through two segments, Prescription Medications and Medical Devices, both of which focus on the treatment of male ED. The Prescription Medications segment consists primarily of Stendra®, which is sold generally in the United States. Expenses related to the development of H100™, prior to the license termination in May 2023, which was in the early stages of development and had not yet sought FDA approval to begin Phase 1 clinical trials, were categorized under the Prescription Medications segment. The Medical Devices segment consists primarily of vacuum erection devices, which are sold domestically and internationally.

Business and Primary Marketed Products

Petros is a pharmaceutical company focused on men’s health therapeutics with a full range of commercial capabilities including sales, marketing, regulatory and medical affairs, finance, trade relations, pharmacovigilance, market access relations, manufacturing, and distribution.

Petros consists of wholly owned subsidiaries, Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). We are engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which we have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV.  In addition to ED products, we had acquired an exclusive global license (the “Hybrid License”) to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease, which we terminated in May 2023.

The Company’s priority is the ability to sell Stendra® Over-The-Counter (“OTC”).

All transactions between the consolidated entities have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly our financial position, results of operations and cash flows. However, actual results could differ from those estimates. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2022.

All transactions between the consolidated entities have been eliminated in consolidation.

Liquidity and Going Concern

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2023, we had cash of $8.3 million, working capital of $7.0 million, and accumulated deficit of $92.1 million.  To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these interim condensed consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to  invest in research and development pursuant to our Non-Prescription / OTC strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC or H100 in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk includes cash. The Company maintains cash on deposit at U.S.-based banks in amounts which, at times, exceed insured limits.

Segment Reporting

Operating segments are components of a Company for which separate financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male erectile dysfunction. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States, and H100™ for the treatment of Peyronie’s disease. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. See Note 16 Segment Reporting.

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

As of March 31, 2023 and December 31, 2022, the reserves for sales deductions were $3.0 million and $3.0 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of March 31, 2023, December 31, 2022 and December 31, 2021, the reserves for product returns were $2.2 million, $2.3 million and $3.8 million, respectively, and are included as a component of accrued expenses. During the three months ended March 31, 2023 and 2022, respectively, the Company recorded $0.4 million and $0.7 million of returns as a reduction of gross revenue.

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

The Company has entered into DSAs with certain of our significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our pharmaceutical products held at their warehouse locations. See Note 3 Accounts Receivable, net for further discussion of these reserves. As of December 31, 2021, accrued contract rebates were $379,242.

Medical Device Sales

The Company’s medical device sales consist of domestic and international sales of men’s health products for the treatment of erectile dysfunction. The men’s health products include Vacuum Erection Devices, PreBoost, VenoSeal, penile injections (Rx), and urinary tract infection tests. Under Topic 606, the Company recognizes revenue from medical device sales when its performance obligations with its customers have been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide medical devices upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the medical device, which is typically upon shipment. The Company invoices its customers after the medical devices have been shipped and invoice payments are generally due within 30 days of invoice date for domestic customers and 90 days for international customers.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. As of March 31, 2023 and December 31, 2022, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at March 31, 2023 and December 31, 2022.

Contract Liabilities

Under Accounting Standards Codification Topic 606, Revenue Recognition, the Company recognizes revenue when its performance obligations with a customer has been satisfied.  In the event it has not been satisfied, the Company records deferred revenue as a liability on the balance sheet.  As of March 31, 2023, December 31, 2022, and December 31, 2021, deferred revenue was $21,011, $281,372 and $70,343 respectively.

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

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the three months ended March 31, 2023 and 2022. See Note 12 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company has adopted the new guidance with its fiscal year beginning January 1, 2023. The adoption of ASC 326 had no material effect on the Company’s financial statements.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	March 31,	December 31,	December 31,
	2023	2022	2021
Gross accounts receivables	$3,229,343	$2,757,839	$3,363,827
Distribution service fees	(477,627)	(339,094)	(371,310)
Chargebacks accrual	(1,970)	(1,960)	—
Cash discount allowances	(107,018)	(99,671)	(159,446)
Allowance for doubtful accounts	(243,082)	(206,868)	(377,685)
Total accounts receivable, net	$2,399,646	$2,110,246	$2,455,386

For the three months ended March 31, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 23%, 19%, 15% and 13% of total gross billings, respectively. For the three months ended March 31, 2022, gross billings from customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 30%, 23%, and 22% of total gross billings, respectively.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at March 31, 2023 equal to 27%, 23%, and 18%, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at December 31, 2022 equal to 43% and 16%, respectively.

4)    Inventories

Inventory is comprised of the following:

	March 31, 2023	December 31, 2022
Raw Materials	$1,912,250	$1,574,683
Finished goods	125,497	240,430
Total inventory	$2,037,747	$1,815,113

Finished goods are net of valuation reserves of $414,799 and $364,300 as of March 31, 2023 and December 31, 2022, respectively. Raw materials are net of valuation reserves of $2,872,977 as of March 31, 2023 and December 31, 2022, which is related to bulk inventory.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance	$152,631	$109,414
Prepaid coupon fees	71,500	71,500
API purchase commitment asset (see Note 13)	673,944	663,984
Other prepaid expenses	176,187	333,158
Other current assets	71,743	138,226
Total prepaid expenses and other current assets	$1,146,005	$1,316,282

6)    Intangible Assets

Balance at December 31, 2021	$25,293,149
Amortization expense	(5,588,665)
Intangible Impairment	(7,460,000)
Balance at December 31, 2022	12,244,484
Amortization expense	(824,240)
Balance at March 31, 2023	$11,420,244

The future annual amortization related to the Company’s intangible assets is as follows as of March 31, 2023:

2023 (remaining 9 months)	$2,448,508
2024	2,800,623
2025	1,754,328
2026	1,442,186
2027	1,212,871
Thereafter	1,761,728
Total	$11,420,244

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of March 31, 2023 are $6.6 million, $3.8 million and $1.0 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2022 were $7.2 million, $4.0 million and $1.1 million, respectively. During the year ended December 31, 2022, the Company determined that the intangible asset related to the Stendra® product was impaired resulting in an impairment charge of approximately $7.5 million.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2023	December 31, 2022
Accrued product returns	$2,215,215	$2,311,647
Accrued contract rebates	210,179	279,018
Due to 3PL/Wholesalers	333,305	155,081
Accrued bonuses	572,557	427,500
Accrued professional fees	44,852	51,620
Other accrued expenses	232,814	409,796
Total accrued expenses	$3,608,922	$3,634,662

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

Future minimum principal payments of the promissory note are as follows:

2023 (remaining 9 months)	$731,850
2024	1,530,729
2025	2,720,940
2026	3,264,351
2027	872,073
Total	$9,119,943

9)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 1.4 years to 3.8 years.

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

The components of lease expense consisted entirely of fixed lease costs related to operating leases. These costs were $44,812 and $44,812 for the three months ended March 31, 2023 and 2022. Fixed lease costs for the three months ended March 31, 2023 were offset by sublease income of $21,000.

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2023	As of December 31, 2022
Operating lease ROU asset:
Other assets	$326,921	$358,471

Operating lease liability:
Other current liabilities	147,480	142,340
Other long-term liabilities	223,573	262,677
Total operating lease liability	$371,053	$405,017

Supplemental lease term and discount rate information related to leases was as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted-average remaining lease terms - operating leases	2.4 years	2.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Three Months
	Ended March 31,
	2023	2022
Operating cash flows from operating leases	$47,226	$46,935

Future minimum lease payments under non-cancelable leases as of March 31, 2023, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2023 (remaining 9 months)	$142,149
2024	155,242
2025	81,107
2026	82,324
Thereafter	—
Total lease payments	460,822
Less: Imputed Interest	(89,769)
Total	$371,053

Future minimum sublease income under non-cancelable leases as of March 31, 2023, were as follows:

Sublease income	Operating Leases
2023 (remaining 9 months)	63,000
2024	56,000
Total	$119,000

As of March 31, 2023, the Company had no operating leases that had not yet commenced.

10)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of common stock. As of March 31, 2023, there were 260,000 shares authorized and 163,369 shares available for issuance under the 2020 Plan.

The following is a summary of stock options for the three months ended March 31, 2023 and for the year ended December 31, 2022:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2022	59,067	34.02	8.29	—
Options granted	—	—	—	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	(5,000)	33.40	—	—
Less: options exercised	—	—	—	—
Options outstanding at March 31, 2023	54,067	$34.08	7.98	$—

Options exercisable at March 31, 2023	51,067	$34.19	7.97	$—

The following is a summary of RSU’s for the three months ended March 31, 2023 and for the year ended December 31, 2022:

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Fair Value at Grant Date	Term (Years)
RSU’s outstanding at December 31, 2022	40,238	$16.87	9.20
RSU’s granted	—	—	—
Less: RSU’s forfeited	—	—	—
Less: RSU’s expired/cancelled	(5)	11.90	—
Less: RSU’s vested	(9,311)	33.40	—
RSU’s outstanding at March 31, 2023	30,922	$11.90	9.02

On January 4, 2022, pursuant to a consulting agreement, the Company awarded a grant of 5,000 options to purchase shares of common stock of the Company at an exercise price of $33.40 per share. The shares of common stock underlying the options vested 100% upon issuance. These options were canceled pursuant to the cancellation of this consulting agreement.

On April 7, 2022, the Company awarded the four Directors grants of 24,876 total RSU’s with a stock price of $11.90 per share. The RSU’s shall vest 100% on the one-year anniversary of the date of grant. Also on April 7, 2022, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, was granted 6,051 RSUs with a stock price of $11.90 per share. The RSU’s vested 100% on the one-year anniversary of the date of grant.

On April 10, 2023, the Company awarded each of the four Directors a grant of 39,000 options to purchase shares of common stock of the Company at an exercise price of $0.99 per share. The shares of common stock underlying the options vested 100% on the one-year anniversary of the date of grant.

Stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 was $130,336 and $355,828, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.

The Company expects all RSU’s to vest.

11)    Common Stock Warrants

The following is a summary of warrants for the three months ended March 31, 2023 and for the year ended December 31, 2022:

Number of Shares
Warrants outstanding at December 31, 2021	1,004,115
Warrants issued	—
Warrants exercised	—
Warrants expired	—
Warrants outstanding at December 31, 2022 and March 31, 2023	1,004,115

As of March 31, 2023, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price (in Dollars)	Expiration Date
278	16.00	August 23, 2023
2,279	356.50	June 1, 2024
7,492	218.50	June 17, 2024
1,997	312.50	June 19, 2024
2,279	265.50	September 1, 2024
1,050	127.40	September 16, 2024
2,279	43.00	December 1, 2024
2,800	56.50	March 2, 2025
2,800	73.00	June 1, 2025
2,800	55.00	September 1, 2025
2,800	47.05	December 1, 2025
222,189	75.00	December 1, 2025
90,880	175.00	December 1, 2025
62,429	512.50	December 1, 2025
15,856	1,250.00	December 1, 2025
175,132	17.15	October 18, 2026
233,775	35.00	December 12, 2026
175,000	35.00	December 27, 2026
1,004,115

12)    Basic and Diluted Net Income (Loss) per Common Share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Three Months Ended
	March 31,
	2023	2022
Numerator
Net loss	$(1,385,147)	$(174,224)
Denominator
Weighted-average common shares for basic net income (loss) per share	2,088,698	2,068,472
Basic and diluted net income (loss) per common share	$(0.66)	$(0.08)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended
	March 31,
	2023	2022
Stock Options	54,067	66,566
RSUs	30,927	11,642
Warrants	1,004,115	1,004,115
Total	1,089,109	1,082,323

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

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions, Vivus released 100% of the quantity of bulk Stendra® tablets by the end of the first quarter 2022.

As a result of entering into the Vivus Settlement Agreement, the Company decreased accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement for the year ended December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company has $0 of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. API inventory is not a finished good. The Company has $0.5 million of API inventory which it has title to and is classified as raw materials inventory. The additional API inventory that the Company does not have title to is classified as API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of March 31, 2023 and December 31, 2022, there was $0.7 million and $0.7 million respectively included in other current assets (see Note 5 Prepaid and Other Current Assets). As of March 31, 2023 and December 31, 2022, there was $4.9 million and $5.1 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023 and 2022, the Company incurred royalties to MTPC for Stendra® of $75,314 and $76,238, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the Company had a receivable for royalties of $30,801 and $106,115, which are included in other current assets. (see Note 7 Accrued Expenses and Note 5 Prepaid and other Current Assets).

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

The Company terminated its exclusive license to H100™ from Hybrid on May 11, 2023.

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

15)    Segment Information

The Company manages its operations through two segments. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male erectile dysfunction. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. The Company separately presents the costs associated with certain corporate functions as Corporate, primarily consisting of unallocated operating expenses including costs that were not specific to a particular segment but are general to the group, expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other income (expense), net is also not allocated to the operating segments.

The Company’s results of operations by reportable segment for the three months ended March 31, 2023 are summarized as follows:

	Prescription	Medical
For the Three Months Ended March 31, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$1,506,278	$1,011,693	$—	$2,517,971
Cost of goods sold	174,270	376,471	—	550,741
Selling, general and administrative expenses	496,847	423,871	1,209,921	2,130,639
Research and development expenses	265,216	53,877	—	319,093
Depreciation and amortization expense	575,470	251,325	—	826,795
Interest income	—	—	(66,317)	(66,317)
Interest expense	—	—	142,167	142,167
Net loss	$(5,525)	$(93,851)	$(1,285,771)	$(1,385,147)

The Company’s results of operations by reportable segment for the three months ended March 31, 2022 are summarized as follows:

	Prescription	Medical
For the Three Months Ended March 31, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$1,524,768	$940,401	$—	$2,465,169
Cost of goods sold	138,181	334,159	—	472,340
Selling, general and administrative expenses	1,711,019	663,591	1,523,128	3,897,738
Gain on settlement with Vivus	(3,389,941)	—	—	(3,389,941)
Research and development expenses	405,360	—	—	405,360
Depreciation and amortization expense	1,269,663	291,207	—	1,560,870
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest expense	—	—	153,026	153,026
Net income (loss)	$1,390,486	$(348,556)	$(1,216,154)	$(174,224)

The following table reflects net sales by geographic region for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
Net Sales	2023	2022
United States	$2,158,770	$2,045,624
International	359,202	419,545
	$2,517,972	$2,465,169

No individual country other than the United States accounted for 10% of total sales for the three months ended March 31, 2023 and 2022.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of March 31, 2023, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$6,605,790	$4,814,454	$11,420,244
Total segment assets	$24,000,222	$6,570,206	$30,570,428

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2022, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$7,178,704	$5,065,780	$12,244,484
Total segment assets	$25,831,048	$6,590,166	$32,421,214

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The Company terminated its exclusive license to H100TM from Hybrid on May 11, 2023.

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of March 31, 2023, the Company had cash of approximately $8.3 million, positive working capital of $7.0 million, an accumulated deficit of approximately $92.1 million and used cash in operations during the three months ended March 31, 2023 of approximately $0.7 million. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well as by exploring additional ways to raise capital and increase cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

For more information, please see Part II, Item 1A “Risk Factors” included elsewhere within this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Nature of Operations and Basis of Presentation

Petros is a pharmaceutical company focused on men’s health therapeutics with a full range of commercial capabilities including sales, marketing, regulatory and medical affairs, finance, trade relations, pharmacovigilance, market access relations, manufacturing, and distribution.

Petros consists of wholly owned subsidiaries, Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). Petros was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting certain transactions between Petros, Metuchen, Neurotrope, and certain subsidiaries of Petros (collectively the “Mergers”). The Mergers were consummated on December 1, 2020. The Company is engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which we have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV. In addition to ED products, we acquired an exclusive global license to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease, which license was terminated by the Company on May 11, 2023.

The Company manages its operations through two segments, Prescription Medications and Medical Devices, both of which focus on the treatment of male ED. The Prescription Medications segment consists primarily of Stendra®, which is sold generally in the United States. Expenses related to the development of H100™, which was in the early stages of development and had not yet sought FDA approval to begin Phase 1 clinical trials, were categorized under the Prescription Medications segment. We terminated the H100™ license in May 2023. The Medical Devices segment consists primarily of vacuum erection devices, which are sold domestically and internationally.

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

On March 27, 2018, the Company entered into a Sublicense Agreement with Acerus Pharmaceuticals Corporation (“Acerus”) whereby the Company granted to Acerus an exclusive sublicense in Canada for, among other things, the development and commercialization of Stendra® avanafil for a one-time fee of $100,000. The Company was entitled to receive an additional fee of $400,000 if Stendra® is approved by Canadian regulators, as well as commercial milestone payments and royalty fees of 12% of net sales. However, in April 2020 Health Canada issued a Notice of Deficiency (“NOD”) against the New Drug Submission. Metuchen and Acerus are currently renegotiating modified terms to the sub-license agreement and the viability of the pathway required to address the deficiency noted by Health Canada. The outcome of these negotiations is uncertain and depends on a variety of factors, including the result of Acerus’ ongoing dissolution proceedings.

In March 2020, we entered into the Hybrid License for the development and commercialization of H100™ from Hybrid. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease.

The Company terminated the Hybrid License on May 11, 2023

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

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the three months ended March 31, 2023, the Company has paid Vivus $357,833. As of March 31, 2023, the principal balance on the Note is $9,119,943.

Reverse Stock Split

On November 30, 2022, we effected a 1-for-10 reverse stock split of the issued and outstanding shares of our Common Stock. All share and per share information herein has been adjusted to retrospectively reflect this reverse stock split.

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

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of March 31, 2023 and December 31, 2022, the reserves for product returns were $2.2 million and $2.3 million, respectively, and are included as a component of accrued expenses. During the three months ended March 31, 2023 and 2022, respectively, the Company recorded $0.4 million and $0.7 million of returns as a reduction of gross revenue.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros’ Common Stock. The Company estimated their fair value using the Monte Carlo Simulation approach as of March 31, 2023 and December 31, 2022. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. During the year ended December 31, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated for the Stendra® product an impairment.  The Company then prepared a discounted cash flow analysis through December 2029, representing the remaining economic useful life for the Stendra® product, resulting in an impairment of approximately $7.5 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Three Months Ended March 31, 2023 and 2022 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net sales	$2,517,972	$2,465,169
Cost of sales	550,742	472,340
Gross profit	1,967,230	1,992,829

Operating expenses:
Selling, general and administrative	2,130,639	3,897,738
Gain on settlement with Vivus	—	(3,389,941)
Research and development	319,093	405,360
Depreciation and amortization expense	826,795	1,560,870
Total operating expenses	3,276,527	2,474,027

Loss from operations	(1,309,297)	(481,198)

Change in fair value of derivative liability	—	460,000
Interest income	66,317	—
Interest expense, promissory note	(142,167)	(153,026)

Net loss	$(1,385,147)	$(174,224)

Net Sales

Net sales for the three months ended March 31, 2023, were $2,517,972, composed of $1,506,278 of net sales from Prescription Medicines and net sales of $1,011,694 from Medical Devices.

Net sales for the three months ended March 31, 2022, were $2,465,169, composed of $1,524,768 of net sales from Prescription Medicines and net sales of $940,401 from Medical Devices.

For the three months ended March 31, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers that represented approximately 23%, 19%, 15%, and 13% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

For the three months ended March 31, 2022, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 30%, 23%, and 22% of total gross billings, respectively.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the four main customers as described above, which collectively accounted for approximately 91% of Stendra® net sales for the March 31, 2023. Individually, sales to the four main customers accounted for 30%, 25%, 19%, and 17%,   respectively, of Stendra® gross billings for the three months ended March 31, 2023.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $52,803 or 2% higher during the three months ended March 31, 2023 than in the same period in 2022 consisting of a $18,490 decrease in the net sales of Stendra® and a $71,293 increase in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to decreased wholesaler sales due to decreased demand and decreased related sales allowances. The increase in net sales for Medical Devices included an increase in domestic sales of VED systems partially offset by a decrease in international sales of VED systems.

Cost of Sales

Cost of sales for the three months ended March 31, 2023, were $550,742, composed of $174,270 of cost of sales for our Prescription Medicines segment and $376,472 for our Medical Devices segment.

Cost of sales for the three months ended March 31, 2022 were $472,340, composed of $138,181 of cost of sales for our Prescription Medicines segment and $334,159 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended March 31, 2023 consisted of 43% royalty expenses, 29% inventory obsolescence reserves and 28% third-party product cost of sales.

Cost of sales for the Medical Device segment for the three months ended March 31, 2023 consisted of 83% raw materials and 17% production labor.

Cost of sales increased by $78,402 or 17% during the three months ended March 31, 2023 compared to the same period in 2022. For the three months ended March 31, 2023 and 2022, cost of sales as a percentage of net sales was 22% and 19%, respectively. During the three months ended March 31, 2023 the Company recorded an increase in excess and obsolete inventory of $50,499 which accounted for the increase in cost of sales.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $1,967,230, or 78% of net sales, composed of $1,332,008 of gross profit from Prescription Medicines and $635,222 from Medical Devices. Gross profit for the three months ended March 31, 2022 was $1,992,829, or 81% of net sales, composed of $1,386,587 of gross profit from Prescription Medicines and $606,242 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended March 31, 2023, were $2,130,639, composed of $496,847 of selling, general and administrative expenses of our Prescription Medicines segment, $423,871 of selling, general and administrative expenses of our Medical Devices segment and $1,209,921 of general corporate expenses.

Selling, general and administrative expenses for the three months ended March 31, 2022 were $3,897,738, composed of $1,711,019 of selling, general and administrative expenses of our Prescription Medicines segment, $663,591 of selling, general and administrative expenses of our Medical Devices segment and $1,523,128 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $1,767,099 or 45% during the three months ended March 31, 2023, compared to the same period in 2022. Decreased selling general and administrative expenses were primarily driven by decreased direct selling and marketing expenses of $300,432, decreased professional service fees of $284,196 as management sought to reduce expenses to improve operational efficiencies, a waiver of FY 23 PDUFA fees by the FDA resulting in a $277,060 decrease in PDUFA expenses, decreased stock based compensation expense of $225,490, decreased payroll expenses of $145,697 resulting from decreased headcount and decreased other operating expenses of $534,224.

Gain on settlement with Vivus

As a result of the Vivus Promissory Note, as discussed in Note 8 and Note 13 of the Notes to Consolidated Financial Statements, the Company’s total liabilities were decreased by $3,389,941 in the form of concession of customer returns, which were recognized as a gain on settlement during the three months ended March 31, 2022.

Research and development

Research and development expenses for the three months ended March 31, 2023 were $319,093, composed of $265,216 for our Prescription Medicines segment and $53,877 for our Medical Devices segment, respectively.

Research and development expenses for the three months ended March 31, 2022 were $405,360 and $0 for our Prescription Medicines segment and Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the three months ended March 31, 2023 are composed of $252,803 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter ("OTC") Strategies related to Stendra®; $9,920 for consulting fees related to the H100 license acquired in March 2020; and $2,493 related to the Company's tech transfer of its manufacturing process. Research and development expenses for the Prescription Medicines segment for the three months ended March 31, 2022 are composed of $191,565 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter Strategies, $150,000 for upfront licensing fees, $33,421 for clinical development expenses and $30,374 for consulting fees related to the H100 license acquired in March 2020.

Research and development expenses for the Medical Devices segment for the three months ended March 31, 2023 are composed of $53,877 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the three months ended March 31, 2023 were $0.

Research and development expenses decreased by $86,267 or 21% during the three months ended March 31, 2023, compared to the same period in 2022. Decreased research and development expenses were primarily driven by decreased upfront licensing fees, decreased clinical development expenses and decreased consulting fees related to the H100 license acquired in March 2020 partially offset by increased consulting fees related to the Company’s OTC strategies related to Stendra® and increased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2023, were $826,795, composed of $575,470 of depreciation and amortization expenses of our Prescription Medicines segment and $251,325 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the three months ended March 31, 2022 were $1,560,870, composed of $1,269,663 of depreciation and amortization expenses of our Prescription Medicines segment and $291,207 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $460,000 represents the change in fair value of the derivative during the year ended December 31, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout would be met.  The earnout expired in December 2022.  There was no change in fair value of the derivative during the three months ended March 31, 2023.

Interest Income

Interest income for the three months ended March 31, 2023 was $66,317 on funds deposited in interest bearing money market accounts.  There was no interest income for the three months ended March 31, 2022.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the three months ended March 31, 2023 and 2022 was $142,167 and $153,026, respectively.

Liquidity and Capital Resources

General

Cash on hand totaled $8,320,368 at March 31, 2023, compared to $9,426,264 at December 31, 2022.

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2023, we had cash of $8.3 million, working capital of $7.0 million, and an accumulated deficit of $92.1 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

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

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. Thus far the Company has taken steps to reduce discretionary expenditures and explored new sources of funding for our research initiatives, such as sponsored research agreements and co-development initiatives. While we are optimistic that we will be successful in our efforts to finance our operations, there can be no assurances that we will be successful in doing so. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In March 2020, the Company acquired the Hybrid License, providing an exclusive license to H100™. H100™ is a topical candidate with at least one active ingredient and potentially a combination of ingredients responsible for the improvement of penile curvature during the acute phase of Peyronie’s disease.

The Company terminated the Hybrid License on May 11, 2023.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(748,363)	$(5,275,701)
Net cash used in financing activities	(357,833)	(900,000)
Net decrease in cash	$(1,106,196)	$(6,175,701)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $748,363, which primarily reflected our net loss of $1,385,147, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $815,033 consisting primarily of depreciation and amortization, stock compensation, and changes in operating assets and liabilities of $(178,249).

Net cash used in operating activities for the three months ended March 31, 2022 was $5,275,701, which primarily reflected our net loss of $174,224, more than offset by cash adjustments to reconcile net income to net cash used in operating activities of $2,087,394 consisting primarily of depreciation and amortization, inventory obsolescence reserves, changes in the fair value of derivative liability, and changes in operating assets and liabilities of $3,014,083.

Cash Flows from Financing Activities

Net cash used in financing activities was $357,834 for the three months ended March 31, 2023 consisting of payments of the promissory note.

Net cash used in financing activities was $900,000 for the three months ended March 31, 2022, consisting entirely of prepayments of promissory note.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023
	2023	2022
Net Loss	$(1,385,147)	$(174,224)
Interest income	(66,317)	—
Interest expense, promissory note	142,167	153,026
Depreciation and amortization expense	826,795	1,560,870
EBITDA	(482,502)	1,539,672
Stock based compensation	130,336	355,828
Gain on settlement with Vivus	—	(3,389,941)
Change in fair value of derivative liability	—	(460,000)
Adjusted EBITDA	$(352,166)	$(1,954,441)

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

The following table presents a reconciliation of net sales to gross billings for the three months ended March 31, 2023 and 2022:

	For the Three Months
	ended March 31,
	2023	2022
Net Sales	$2,517,972	$2,465,169
Product Returns	357,771	743,753
Contract Rebates	328,484	450,231
Chargebacks	40,400	36,273
Cash Discounts	46,739	68,233
Distribution Service Fees	287,507	396,937
Coupon Redemptions	566,865	2,351,286
Gross Billings	$4,145,738	$6,511,882

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we identified a material weaknesses in internal control related to (1) Petros has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices; (2) the sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties; and (3) Petros does not have appropriate IT access related controls.

Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level and has developed a plan to address the remediation of the foregoing deficiencies. The Company has continued to utilize an external consultant to assist in the remediation of the deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

There are no additional risk factors other than those previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our annual report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Termination of Hybrid License

In March 2020, the Company acquired an exclusive global license (the “Hybrid License”) for the development and commercialization of H100™ from Hybrid Medical LLC (“Hybrid”). On May 11, 2023, the Company delivered written notice to Hybrid to terminate the Hybrid License. The Company is not subject to any termination penalties related to the termination of the Hybrid License. Pursuant to the Letter Agreement, dated September 24, 2020, by and between the Company and Hybrid (as amended, the “Letter Agreement”), the Company shall assign and transfer to Hybrid all of the Company’s right, title, and interest in and to all regulatory filings, regulatory approvals, clinical trial agreements, and other data relating to the use, sale, offer for sale or importation of the Product in the Field in the Territory (as such terms are defined in the Letter Agreement). In connection with such transfer, Hybrid will pay the Company a fee equal to 50% of the Company’s documented costs to procure, register and maintain such filings, approvals agreements and other data. The foregoing description of the Letter Agreement is not complete and is qualified in its entirety by reference to the full text of the Letter Agreement and the amendment thereto, copies of which were filed as Exhibits 10.10 and 10.14, respectively, to the Company’s Annual Report on Form 10-K filed on March 31, 2023.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: May 15, 2023	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: May 15, 2023	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer