Form 10-Q
period 2023-06-30
Petros Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 2,113,570 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize Stendra(R) OTC; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to regain and maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2022 and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$7,384,797	$9,426,264
Accounts receivable, net	2,576,731	2,110,246
Inventories	2,180,005	1,815,113
Prepaid expenses and other current assets	1,009,359	1,316,282
Total current assets	13,150,892	14,667,905

Fixed assets, net	34,067	39,177
Intangible assets, net	10,596,004	12,244,484
API purchase commitment	4,651,754	5,111,176
Other assets	294,391	358,472
Total assets	$28,727,108	$32,421,214

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$1,122,619	$1,089,683
Accounts payable	1,783,731	1,806,399
Accrued expenses	4,778,571	3,634,662
Other current liabilities	280,446	537,232
Total current liabilities	7,965,367	7,067,976

Promissory note, net of current portion	7,634,123	8,388,093
Other long-term liabilities	183,329	262,678
Total liabilities	15,782,819	15,718,747

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 150,000,000 shares authorized, 2,119,620 and 2,079,387 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	211	208
Additional paid-in capital	107,602,301	107,428,652
Accumulated deficit	(94,658,223)	(90,726,393)
Total Stockholders’ Equity	12,944,289	16,702,467

Total Liabilities and Stockholders’ Equity	$28,727,108	$32,421,214

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Net sales	$4,511,983	$6,651,685	$1,994,011	$4,186,516
Cost of goods sold	1,064,599	1,121,560	513,857	649,220
Gross profit	3,447,384	5,530,125	1,480,154	3,537,296
Operating expenses:
Selling, general and administrative	4,380,231	7,114,342	2,249,592	3,216,604
Gain on settlement with Vivus	—	(3,389,941)	—	—
Research and development expense	1,185,668	826,602	866,575	421,242
Depreciation and amortization expense	1,653,590	3,121,740	826,795	1,560,870
Total operating expenses	7,219,489	7,672,743	3,942,962	5,198,716

Loss from operations	(3,772,105)	(2,142,618)	(2,462,808)	(1,661,420)
Change in fair value of derivative liability	—	460,000	—	—
Interest income	119,241	—	52,924	—
Interest expense, promissory note	(278,966)	(303,398)	(136,799)	(150,372)
Net Income (loss)	$(3,931,830)	$(1,986,016)	$(2,546,683)	$(1,811,792)
Net Income (loss) per common share
Basic and Diluted	$(1.87)	$(0.96)	$(1.20)	$(0.88)
Weighted average common shares outstanding
Basic and Diluted	2,103,220	2,068,472	2,117,581	2,068,472

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2023
Balance, March 31, 2023	—	$—	2,088,698	$209	$107,558,987	$(92,111,540)	$15,447,656
Stock-based compensation expense	—	—	—	—	43,316	—	43,316
Shares issued for vested RSU’s	—	—	30,922	2	(2)	—	—
Net loss	—	—	—	—	—	(2,546,683)	(2,546,683)
Balance, June 30, 2023	—	$—	2,119,620	$211	$107,602,301	$(94,658,223)	$12,944,289

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2023
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467
Stock-based compensation expense	—	—	—	—	173,652	—	173,652
Shares issued for vested RSU’s	—	—	40,233	3	(3)	—	—
Net loss	—	—	—	—	—	(3,931,830)	(3,931,830)
Balance, June 30, 2023	—	$—	2,119,620	$211	$107,602,301	$(94,658,223)	$12,944,289

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2022
Balance, March 31, 2022	—	$—	2,068,472	$2,068	$106,587,544	$(70,863,044)	$35,726,568
Stock-based compensation expense	—	—	—	—	302,265	—	302,265
Net loss	—	—	—	—	—	(1,811,792)	(1,811,792)
Balance, June 30, 2022	—	$—	2,068,472	$2,068	$106,889,809	$(72,674,836)	$34,217,041

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2022
Balance, December 31, 2021	—	$—	2,068,472	$2,068	$106,231,716	$(70,688,820)	$35,544,964
Stock-based compensation expense	—	—	—	—	658,093	—	658,093
Net loss	—	—	—	—	—	(1,986,016)	(1,986,016)
Balance, June 30, 2022	—	$—	2,068,472	$2,068	$106,889,809	$(72,674,836)	$34,217,041

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(3,931,830)	$(1,986,016)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,653,590	3,121,740
Bad debt expense (recoveries)	4,499	(106,940)
Inventory and sample inventory reserve	41,195	(14,858)
Lease expense	64,081	56,778
Derivative liability	—	(460,000)
Deferred revenue	(281,372)	121,146
Gain on settlement with Vivus	—	(3,389,941)
Employee stock-based compensation	173,652	658,093

Changes in operating assets and liabilities:
Accounts receivable	(470,984)	(3,185,558)
Inventories	33,266	(1,374,350)
Prepaid expenses and other current assets	326,992	1,058,333
Accounts payable	(22,668)	(2,653,421)
Accrued expenses	1,143,909	(1,429,156)
Other current liabilities	24,586	177,550
Other long-term liabilities	(79,349)	(68,909)
Net cash used in operating activities	(1,320,433)	(9,475,509)

Cash flows from financing activities:
Payment of promissory note	(721,034)	(1,076,974)
Net cash used in financing activities	(721,034)	(1,076,974)

Net decrease in cash	(2,041,467)	(10,552,483)

Cash, beginning of period	9,426,264	23,847,572
Cash, end of period	$7,384,797	$13,295,089

Supplemental cash flow information:
Cash paid for interest during the period	$278,966	$153,026

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$—	$(6,520,283)
Noncash decrease in accrued inventory purchases related to Vivus Settlement	—	(14,203,905)
Noncash increase in promissory note related to Vivus settlement	—	10,024,785
Noncash increase in inventory due to API reclass	(439,353)	—
Noncash decrease in API purchase commitment	459,422	6,232,489
Noncash decrease in other current assets: API purchase commitment	(20,069)	—
Noncash issuance of common stock to non-employee	3	—

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, Liquidity and Going Concern

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

The Company’s priority is the ability to sell Stendra® Over-The-Counter (“OTC”). The company has continued to progress in its development program. Recently, the Company has conducted three engagements with the U.S. Food and Drug Administration (FDA) reviewing data and receiving guidance, launched a second pivotal Label Comprehension Study incorporating FDA feedback, and has begun to integrate supportive technology in response to recent FDA industry-wide guidance and proposed rules.

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

Liquidity and Going Concern

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2023, we had cash of $7.4 million, working capital of $5.2 million, and accumulated deficit of $94.7 million.  To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities.

The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these interim condensed consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital, including the proceeds from the gross proceeds of $15 million raised in July 2023 (see Note 16) in addition to increasing cash flows from operations. The company intends to use the proceeds from the July 2023 capital raise to funds its OTC progress through 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / OTC strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of competitor products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, Stendra(R) OTC approval, and protection of intellectual property rights.

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

As of June 30, 2023 and December 31, 2022, the reserves for sales deductions were $3.3 million and $3.0 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of June 30, 2023, December 31, 2022 and December 31, 2021, the reserves for product returns were $2.6 million, $2.3 million and $3.8 million, respectively, and are included as a component of accrued expenses. During the six months ended June 30, 2023 and 2022, respectively, the Company recorded $0.8 million and $4.4 million of returns as a reduction of gross revenue.

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

The Company has entered into DSAs with certain of our significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our pharmaceutical products held at their warehouse locations. See Note 3 Accounts Receivable, net for further discussion of these reserves. Accrued contract were $279,018 and $379,242 of December 31, 2022, and December 31, 2021, respectively.

Medical Device Sales

The Company’s medical device sales consist of domestic and international sales of men’s health products for the treatment of erectile dysfunction. The men’s health products include Vacuum Erection Devices, and VenoSeal. Under Topic 606, the Company recognizes revenue from medical device sales when its performance obligations with its customers have been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide medical devices upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of the medical device, which is typically upon shipment. The Company invoices its customers after the medical devices have been shipped and invoice payments are generally due within 30 days of invoice date for domestic customers and 90 days for international customers.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. As of June 30, 2023, December 31, 2021 and December 31, 2022, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at June 30, 2023, December 31, 2021 and December 31, 2022.

Contract Liabilities

Under Accounting Standards Codification Topic 606, Revenue Recognition, the Company recognizes revenue when its performance obligations with a customer has been satisfied.  In the event it has not been satisfied, the Company records deferred revenue as a liability on the balance sheet.  As of June 30, 2023, December 31, 2022, and December 31, 2021, deferred revenue was $0, $281,372 and $70,343 respectively.

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

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the three and six months ended June 30, 2023 and 2022. See Note 12 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company has adopted the new guidance with its fiscal year beginning January 1, 2023. The adoption of ASC 326 did not have a material effect on the Company’s financial statements.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	June 30,	December 31,	December 31,
	2023	2022	2021
Gross accounts receivables	$3,191,711	$2,757,839	$3,363,827
Distribution service fees	(284,285)	(339,094)	(371,310)
Chargebacks accrual	(2,462)	(1,960)	—
Cash discount allowances	(116,866)	(99,671)	(159,446)
Allowance for doubtful accounts	(211,367)	(206,868)	(377,685)
Total accounts receivable, net	$2,576,731	$2,110,246	$2,455,386

For the six months ended June 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 23%, 18%, 17% and 10% of total gross billings, respectively. For the six months ended June 30, 2022, gross billings from customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 26%, 23%, 18%, and 17% of total gross billings, respectively.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at June 30, 2023 equal to 35%, 22%, and 18%, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at December 31, 2022 equal to 43% and 16%, respectively.

4)    Inventories

Inventory is comprised of the following:

	June 30, 2023	December 31, 2022
Raw Materials	$2,081,089	$1,574,683
Finished goods	98,916	240,430
Total inventory	$2,180,005	$1,815,113

Finished goods are net of valuation reserves of $405,495 and $364,300 as of June 30, 2023 and December 31, 2022, respectively. Raw materials are net of valuation reserves of $2,872,977 as of June 30, 2023 and December 31, 2022, which is related to bulk inventory.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance	$173,511	$109,414
Prepaid coupon fees	—	71,500
API purchase commitment asset (see Note 13)	684,053	663,984
Other prepaid expenses	120,052	333,158
Other current assets	31,743	138,226
Total prepaid expenses and other current assets	$1,009,359	$1,316,282

6)    Intangible Assets

Balance at December 31, 2021	$25,293,149
Amortization expense	(5,588,665)
Intangible Impairment	(7,460,000)
Balance at December 31, 2022	12,244,484
Amortization expense	(1,648,480)
Balance at June 30, 2023	$10,596,004

The future annual amortization related to the Company’s intangible assets is as follows as of June 30, 2023:

2023 (remaining 6 months)	$1,624,267
2024	2,800,623
2025	1,754,328
2026	1,442,186
2027	1,212,871
Thereafter	1,761,729
Total	$10,596,004

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of June 30, 2023 are $6.0 million, $3.6 million and $1.0 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2022 were $7.2 million, $4.0 million and $1.1 million, respectively. During the year ended December 31, 2022, the Company determined that the intangible asset related to the Stendra® product was impaired resulting in an impairment charge of approximately $7.5 million.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2023	December 31, 2022
Accrued product returns	$2,581,177	$2,311,647
Accrued contract rebates	292,572	279,018
Due to 3PL/Wholesalers	334,282	155,081
Accrued bonuses	711,051	427,500
Accrued professional fees	82,041	51,620
Other accrued expenses	777,448	409,796
Total accrued expenses	$4,778,571	$3,634,662

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

Future minimum principal payments of the promissory note are as follows:

2023 (remaining 6 months)	$368,649
2024	1,530,729
2025	2,720,940
2026	3,264,351
2027	872,073
Total	$8,756,742
Less: current portion	(1,122,619)
Promissory note, net of current portion	$7,634,123

9)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 1.2 years to 3.5 years.

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

The components of lease expense consisted entirely of fixed lease costs related to operating leases. These costs were $89,623 and $89,623 for the six months ended June 30, 2023 and 2022, respectively, and were $44,812 and $44,812 for the three months ended March 31, 2023 and 2022, respectively. Fixed lease costs for the six months ended June 30, 2023 were offset by sublease income of $42,000, and $21,000 for the three months ended March 31, 2023.

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2023	As of December 31, 2022
Operating lease ROU asset:
Other assets	$294,391	$358,471

Operating lease liability:
Other current liabilities	152,780	142,340
Other long-term liabilities	183,328	262,677
Total operating lease liability	$336,108	$405,017

Supplemental lease term and discount rate information related to leases was as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted-average remaining lease terms - operating leases	2.2 years	2.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,226	$46,935	$94,451	$93,870

Future minimum lease payments under non-cancelable leases as of June 30, 2023, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2023 (remaining 6 months)	$94,922
2024	155,242
2025	81,107
2026	82,324
Thereafter	—
Total lease payments	413,595
Less: Imputed Interest	(77,487)
Total	$336,108

Future minimum sublease income under non-cancelable leases as of June 30, 2023, were as follows:

Sublease income	Operating Leases
2023 (remaining 6 months)	42,000
2024	56,000
Total	$98,000

As of June 30, 2023, the Company had no operating leases that had not yet commenced.

10)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of common stock. As of June 30, 2023, there were 260,000 shares authorized and 7,369 shares available for issuance under the 2020 Plan.

The following is a summary of stock options for the six months ended June 30, 2023 and for the year ended December 31, 2022:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2022	59,067	$34.02	8.29	$—
Options granted	156,000	0.99	—	162.2
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	(5,000)	33.40	—	—
Less: options exercised	—	—	—	—
Options outstanding at June 30, 2023	210,067	$9.51	9.24	$162.2
Options exercisable at June 30, 2023	54,067	$34.08	7.73	$—

The following is a summary of RSU’s for the six months ended June 30, 2023 and for the year ended December 31, 2022:

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Fair Value at Grant Date	Term (Years)
RSU’s outstanding at December 31, 2022	40,238	$16.87	9.20
RSU’s granted	—	—	—
Less: RSU’s forfeited	—	—	—
Less: RSU’s expired/cancelled	(5)	11.90	—
Less: RSU’s vested	(40,233)	16.88	—
RSU’s outstanding at June 30, 2023	—	$—	—

On January 4, 2022, pursuant to a consulting agreement, the Company awarded a grant of 5,000 options to purchase shares of common stock of the Company at an exercise price of $33.40 per share. The shares of common stock underlying the options vested 100% upon issuance. These options were canceled pursuant to the cancellation of this consulting agreement, during April 2023.

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

On April 10, 2023, the Company awarded each of the four Directors a grant of 39,000 options to purchase shares of common stock of the Company at an exercise price of $0.99 per share. The shares of common stock underlying the options will vest 100% on the one-year anniversary of the date of grant.

Stock-based compensation expense recognized for the six months ended June 30, 2023 and 2022 was $173,652 and $658,093, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.

11)    Common Stock Warrants

As of June 30, 2023, December 31, 2022, and December 31, 2021, the company has 1,004,115 warrants outstanding.

As of June 30, 2023, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price (in Dollars)	Expiration Date
278	$16.00	August 23, 2023
2,279	356.50	June 1, 2024
7,492	218.50	June 17, 2024
1,997	312.50	June 19, 2024
2,279	265.50	September 1, 2024
1,050	127.40	September 16, 2024
2,279	43.00	December 1, 2024
2,800	56.50	March 2, 2025
2,800	73.00	June 1, 2025
2,800	55.00	September 1, 2025
2,800	47.05	December 1, 2025
222,189	75.00	December 1, 2025
90,880	175.00	December 1, 2025
62,429	512.50	December 1, 2025
15,856	1,250.00	December 1, 2025
175,132	17.15	October 18, 2026
233,775	35.00	December 12, 2026
175,000	35.00	December 27, 2026
1,004,115

12)    Basic and Diluted Net Income (Loss) per Common Share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$(2,546,683)	$(1,811,792)	$(3,931,830)	$(1,986,016)
Denominator
Weighted-average common shares for basic net income (loss) per share	2,117,581	2,068,472	2,103,220	2,068,472
Basic and diluted net income (loss) per common share	$(1.20)	$(0.88)	$(1.87)	$(0.96)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock Options	210,067	59,067	210,067	59,067
RSUs	—	42,564	—	42,564
Warrants	1,004,115	1,004,115	1,004,115	1,004,115
Total	1,214,182	1,105,746	1,214,182	1,105,746

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

The Company has $0.7 million of API inventory which it has title to and is classified as raw materials inventory. The additional API inventory that the Company does not have title to is classified as API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of June 30, 2023 and December 31, 2022, there was $0.7 million and $0.7 million respectively included in other current assets (see Note 5 Prepaid and Other Current Assets). As of June 30, 2023 and December 31, 2022, there was $4.7 million and $5.1 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three and six months ended June 30, 2023 and 2022.

During the six months ended June 30, 2023 and 2022, the Company incurred royalties to MTPC for Stendra® of $124,534 and $242,847, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of June 30, 2023, the Company had a payable for royalties of $18,420, which is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2022, the company had a receivable for royalties of $106,115, which are included in other current assets. (see Note 7 Accrued Expenses and Note 5 Prepaid and other Current Assets).

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

The Company’s results of operations by reportable segment for the six months ended June 30, 2023 are summarized as follows:

	Prescription	Medical
For the Six Months Ended June 30, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$2,490,686	$2,021,297	$—	$4,511,983
Cost of goods sold	257,721	806,878	—	1,064,599
Selling, general and administrative expenses	754,993	905,442	2,719,796	4,380,231
Research and development expenses	1,130,338	55,330	—	1,185,668
Depreciation and amortization expense	1,150,939	502,651	—	1,653,590
Interest income	—	—	(119,241)	(119,241)
Interest expense	—	—	278,966	278,966
Net loss	$(803,305)	$(249,004)	$(2,879,521)	$(3,931,830)

The Company’s results of operations by reportable segment for the six months ended June 30, 2022 are summarized as follows:

	Prescription	Medical
For the Six Months Ended June 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$4,856,941	$1,794,744	$—	$6,651,685
Cost of goods sold	489,007	632,553	—	1,121,560
Selling, general and administrative expenses	3,440,168	884,538	2,789,636	7,114,342
Gain on settlement with Vivus	(3,389,941)	—	—	(3,389,941)
Research and development expenses	750,296	76,306	—	826,602
Depreciation and amortization expense	2,539,328	582,412	—	3,121,740
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest expense	—	—	303,398	303,398
Net income (loss)	$1,028,083	$(381,065)	$(2,633,034)	$(1,986,016)

The Company’s results of operations by reportable segment for the three months ended June 30, 2023 are summarized as follows:

	Prescription	Medical
For the Three Months Ended June 30, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$984,408	$1,009,603	$—	$1,994,011
Cost of goods sold	83,451	430,406	—	513,857
Selling, general and administrative expenses	258,145	481,572	1,509,875	2,249,592
Research and development expenses	865,122	1,453	—	866,575
Depreciation and amortization expense	575,470	251,325	—	826,795
Interest income	—	—	(52,924)	(52,924)
Interest expense	—	—	136,799	136,799
Net loss	$(797,780)	$(155,153)	$(1,593,750)	$(2,546,683)

The Company’s results of operations by reportable segment for the three months ended June 30, 2022 are summarized as follows:

	Prescription	Medical
For the three months ended June 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$3,332,173	$854,343	$—	$4,186,516
Cost of goods sold	350,826	298,394	—	649,220
Selling, general and administrative expenses	1,729,149	220,947	1,266,508	3,216,604
Research and development expenses	344,936	76,306	—	421,242
Depreciation and amortization expense	1,269,665	291,205	—	1,560,870
Interest expense	—	—	150,372	150,372
Net income (loss)	$(362,403)	$(32,509)	$(1,416,880)	$(1,811,792)

The following table reflects net sales by geographic region for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Net sales	2023	2022	2023	2022
United States	$1,597,829	$3,861,915	$3,756,599	$5,907,539
International	396,182	324,601	755,384	744,146
	$1,994,011	$4,186,516	$4,511,983	$6,651,685

No individual country other than the United States accounted for 10% of total sales for the three and six months ended June 30, 2023 and 2022.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of June 30, 2023, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$6,032,875	$4,563,129	$10,596,004
Total segment assets	$22,218,785	$6,508,323	$28,727,108

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2022, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$7,178,704	$5,065,780	$12,244,484
Total segment assets	$25,831,048	$6,590,166	$32,421,214

16)     Subsequent Events

On July 13, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,666,668 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share (the “Series A Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The Private Placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The closing of the Private Placement occurred on July 17, 2023. The aggregate gross proceeds from the Private Placement was approximately $15 million. We intend to use the net proceeds from the Private Placement for general corporate purposes.

We engaged Katalyst Securities LLC (the “Placement Agent”) to act as exclusive placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, we paid to the Placement Agent or its designees (i) a cash fee equal to 8% of the gross proceeds of the Private Placement and (ii) warrants to acquire up to an aggregate of 800,001 shares of Common Stock at an exercise price of $2.25 per share.

Series A Preferred Stock

The terms of the Series A Preferred Shares are as set forth in the form of Certificate of Designations. The Series A Preferred Shares will be convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series A Preferred Shares in 13 equal monthly installments, commencing on the earlier of (x) the first trading day of the calendar month which is at least 25 trading days after the date that the initial Registration Statement (as defined below) is declared effective by the SEC and (y) November 1, 2023. The amortization payments due upon such redemptions are payable, at the company’s election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of (x) $0.4484 and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined below) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market, and in each case subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. The Company may require holders to convert their Series A Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series A Preferred Shares will be entitled to dividends of 8% per annum, compounded monthly, which will be payable, at the Company’s option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series A Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Series A Preferred Shares at a premium set forth in the Certificate of Designations. Upon conversion or redemption, the holders of the Series A Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series A Preferred Shares have no voting rights on account of the Series A Preferred Shares, other than with respect to certain matters affecting the rights of the Series A Preferred Shares.

The Company will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

There is no established public trading market for the Series A Preferred Shares and the Company does not intend to list the Series A Preferred Shares on any national securities exchange or nationally recognized trading system.

Warrants

The Warrants became exercisable for shares of Common Stock (the “Warrant Shares”) immediately upon issuance, at an initial exercise price of $2.25 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately.  There is no established public trading market for the Warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Registration Rights

In connection with the Private Placement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the Conversion Shares and the Warrant Shares promptly following the Closing

Date, but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement.

Nasdaq Stockholder Approval

Our ability to issue Conversion Shares and Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.99% of our outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). In the Purchase Agreement we agreed to seek the Nasdaq Stockholder Approval at a meeting of stockholders. Our directors and officers, who held approximately 29% of issued and our outstanding Common Stock as of the date of the Purchase Agreement, are party to a voting agreement pursuant to which, among other things, each party agreed, solely in their capacity as a stockholder, to vote all of their shares of Common Stock in favor of the approval of the Nasdaq Stockholder Approval and against any actions that could adversely affect our ability to perform our obligations under the Purchase Agreement. The voting agreement also places certain restrictions on the transfer of the shares of Common Stock held by the signatories thereto.

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

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of June 30, 2023, the Company had cash of approximately $7.4 million, positive working capital of $5.2 million, an accumulated deficit of approximately $94.7 million and used cash in operations during the six months ended June 30, 2023 of approximately $1.3 million. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital, including the proceeds from the gross proceeds of $15 million raised in July 2023 (see Note 16) in addition to increasing cash flows from operations. The company intends to use the proceeds from the July 2023 capital raise to funds its OTC progress through 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions, Vivus released 100% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus later during the first quarter of 2022.

As a result of entering into the Vivus Settlement Agreement, the Company decreased its accrued expenses by $6.5 million and decreased accrued inventory purchases by $14.2 million; which were partially offset by a decrease in API purchase commitments of $6.2 million and an increase to liabilities for the Note of $10.2 million (which is net of the $0.9 million prepayment on the Note). As a result, the Company recorded a $3.4 million gain on settlement for the six months ended June 30, 2022.

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount accrues at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the six months ended June 30, 2023, the Company has paid Vivus $721,034. As of June 30, 2023, the principal balance on the Note is $8,756,742.

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

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of June 30, 2023, December 31, 2022 and December 31, 2021, the reserves for product returns were $2.6 million, $2.3 million and $3.8 million, respectively, and are included as a component of accrued expenses. During the six months ended June 30, 2023 and 2022, respectively, the Company recorded $0.8 million and $4.4 million of returns as a reduction of gross revenue.

Accounts Receivable

Effective January 1, 2023, the Company reports accounts receivable and contract assets net of an allowance for expected credit losses in accordance with Accounting Standards Codification Topic 326, Financial Instruments Credit Losses ( ASC 326 ). The adoption of ASC 326 had no material impact on the Company’s financial results for any prior periods, therefore no cumulative adjustment to beginning retained earnings was recorded.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros’ Common Stock. The Company estimated their fair value using the Monte Carlo Simulation approach as of June 30, 2022. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

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

Six Months Ended June 30, 2023 and 2022 (Unaudited)

The following table sets forth a summary of our statements of operations for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Net sales	$4,511,983	$6,651,685
Cost of sales	1,064,599	1,121,560
Gross profit	3,447,384	5,530,125

Operating expenses:
Selling, general and administrative	4,380,231	7,114,342
Gain on settlement with Vivus	—	(3,389,941)
Research and development	1,185,668	826,602
Depreciation and amortization expense	1,653,590	3,121,740
Total operating expenses	7,219,489	7,672,743

Loss from operations	(3,772,105)	(2,142,618)

Change in fair value of derivative liability	—	460,000
Interest income	119,241	—
Interest expense, promissory note	(278,966)	(303,398)

Net income (loss)	$(3,931,830)	$(1,986,016)

Net Sales

Net sales for the six months ended June 30, 2023, were $4,511,983, composed of $2,490,686 of net sales from Prescription Medicines and net sales of $2,021,297 from Medical Devices.

Net sales for the six months ended June 30, 2022, were $6,651,685, composed of $4,856,941 of net sales from Prescription Medicines and net sales of $1,794,744 from Medical Devices.

For the six months ended June 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers that represented approximately 23%, 18%, 17%, and 10% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

For the six months ended June 30, 2022, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers that represented approximately 26%, 23%, 18%, and 17% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the four main customers as described above, which collectively accounted for approximately 92% of Stendra® net sales for the six months ended June 30, 2023. Individually, sales to the four main customers, accounted for 33%, 24%, 22%, and 14%, respectively, of Stendra® gross billings for the six months ended June 30, 2023.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $2,139,702 or 32% lower during the six months ended June 30, 2023 compared to the same period in 2022 consisting of a $2,366,255 decrease in the net sales of Stendra® and a $226,553 increase in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to decreased wholesaler sales due to decreased demand and decreased related sales allowances stemming from a reduction in promotional activities. The increase in net sales for Medical Devices included an increase in domestic sales of VED systems and an increase in international sales of VED systems.

Cost of Sales

Cost of sales for the six months ended June 30, 2022, were $1,064,599, composed of $257,721 of cost of sales for our Prescription Medicines segment and $806,878 for our Medical Devices segment.

Cost of sales for the six months ended June 30, 2022, were $1,121,560, composed of $489,007 of cost of sales for our Prescription Medicines segment and $632,553 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the six months ended June 30, 2023 consisted of 48% royalty expenses, 35% third-party product cost of sales, 16% inventory obsolescence reserves and 1% 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the six months ended June 30, 2022 consisted of 85% raw materials and 15% production labor.

Cost of sales decreased by $56,961 or 5% during the six months ended June 30, 2023 compared to the same period in 2022. For the six months ended June 30, 2023 and 2022, cost of sales as a percentage of net sales was 24% and 17%, respectively. The increase in cost of sales as a percentage of net sales was a result of increased sales order fulfillment costs (on a per unit basis) during the six months ended June 30, 2023 compared to the same period in 2022

Gross Profit

Gross profit for the six months ended June 30, 2023 was $3,447,384, or 76% of net sales, composed of $2,232,965 of gross profit from Prescription Medicines and $1,214,419 from Medical Devices. Gross profit for the six months ended June 30, 2022 was $5,530,125, or 83% of net sales, composed of $4,367,934 of gross profit from Prescription Medicines and $1,162,191 from Medical Devices. The increase in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the six months ended June 30, 2023, were $4,380,231, composed of $754,993 of selling, general and administrative expenses of our Prescription Medicines segment, $905,442 of selling, general and administrative expenses of our Medical Devices segment and $2,719,796 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $2,734,111 or 38% during the six months ended June 30, 2023, compared to the same period in 2022. Decreased selling general and administrative expenses were primarily driven by decreased direct selling and marketing expenses of $666,035, a waiver of FY 23 PDUFA fees by the FDA resulting in a $554,120 decrease in PDUFA expenses, decreased stock based compensation expense of $484,441, decreased payroll expenses of $268,420 resulting from decreased headcount decreased professional service fees of $201,171 as management sought to reduce expenses to improve operational efficiencies and decreased other operating expenses of $673,329 partially offset by increased franchise taxes of $113,405.

Gain on settlement with Vivus

As a result of the Vivus Promissory Note, as discussed in Note 8 and Note 13, the Company’s total liabilities were decreased by $3,389,941 in the form of concession of customer returns, which were recognized as a gain on settlement during the six months ended June 30, 2022. There was no such activity in the same period of 2023.

Research and development

Research and development expenses for the six months ended June 30, 2023 were $1,185,668, composed of $1,130,338 for our Prescription Medicines segment and $55,330 for our Medical Devices segment.

Research and development expenses for the six months ended June 30, 2022 were $826,602, composed of $750,296 for our Prescription Medicines segment and $76,306 for our Medical Devices segment.

Research and development expenses for the Prescription Medicines segment for the six months ended June 30, 2023 are composed of $903,225 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®; $200,000 for upfront licensing fees and $24,620 for consulting fees related to the H100 license acquired in March 2020 and $2,493 related to the Company’s tech transfer of its manufacturing process. Research and development expenses for the Prescription Medicines segment for the six months ended June 30, 2022 are composed of $390,456 for consulting fees related to the Company’s OTC strategies related to Stendra®; $150,000 for upfront licensing fees, $141,515 for clinical development expenses, and $40,456 for consulting fees related to the H100 license acquired in March 2020; and $27,869 related to the Company’s tech transfer of its manufacturing process.

Research and development expenses for the Medical Devices segment for the six months ended June 30, 2023 are composed of $55,330 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the six months ended June 30, 2022 are composed of $76,306 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $359,066 or 43% during the six months ended June 30, 2023, compared to the same period in 2022. Increased research and development expenses were primarily driven by increased consulting fees related to the Company’s OTC strategies related to Stendra® and increased upfront licensing fees related to the H100 license acquired in March 2020 partially offset by decreased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2023, were $1,653,590, composed of $1,150,939 of depreciation and amortization expenses of our Prescription Medicines segment and $502,651 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the six months ended June 30, 2022, were $3,121,740, composed of $2,539,328 of depreciation and amortization expenses of our Prescription Medicines segment and $582,412 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years

Change in fair value of derivative liability

In connection with the Mergers consummated on December 1, 2020, each security holder of Metuchen received a liability classified earnout consideration to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds from securities offerings that equals or exceeds certain milestones set forth in the Merger Agreement. The earnout contingent consideration met the criteria to be classified as a derivative with fair value remeasurements recorded in earnings each reporting period. As a result, the $460,000 represents the change in fair value of the derivative during the six months ended June 30, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout would be met.  The earnout expired in December 2022 and no related amounts were recorded during the three and six months ended June 30, 2023

Interest income

Interest income for the six months ended June 30, 2023 was $119,241 on funds deposited in interest bearing money market accounts.  There was no interest income for the six months ended June 30, 2022.

Interest expense, promissory note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the six months ended June 30, 2023 and 2022 was $278,966 and $303,398, respectively.

Three Months Ended June 30, 2023 and 2022 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended June 30, 2023 and 2022:

	For the Three Months
	Ended June 30,
	2023	2022
Net sales	$1,994,011	$4,186,516
Cost of sales	513,857	649,220
Gross profit	1,480,154	3,537,296

Operating expenses:
Selling, general and administrative	2,249,592	3,216,604
Research and development	866,575	421,242
Depreciation and amortization expense	826,795	1,560,870
Total operating expenses	3,942,962	5,198,716

Loss from operations	(2,462,808)	(1,661,420)

Change in fair value of derivative liability	—	—
Interest income	52,924	—
Interest expense, promissory note	(136,799)	(150,372)

Net income (loss)	$(2,546,683)	$(1,811,792)

Net Sales

Net sales for the three months ended June 30, 2023, were $1,994,011, composed of $984,408 of net sales from Prescription Medicines and net sales of $1,009,603 from Medical Devices.

Net sales for the three months ended June 30, 2022, were $4,186,516, composed of $3,332,173 of net sales from Prescription Medicines and net sales of $854,343 from Medical Devices.

For the three months ended June 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 24%, 19%, and 16% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

For the three months ended June 30, 2022, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers that represented approximately 28%, 24% 23%, and 11% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the four main customers as described above, which collectively accounted for approximately 92% of Stendra® net sales for the three months ended June 30, 2023. Individually, sales to the four main customers accounted for 33%, 26%, 23%, and 10%, respectively, of Stendra® gross billings for the three months ended June 30, 2023.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $2,192,505 or 52% lower during the three months ended June 30, 2023 compared to the same period in 2022 consisting of a $2,347,765 decrease in the net sales of Stendra® and a $155,260 increase in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to decreased wholesaler sales due to decreased demand and decreased related sales allowances stemming from a reduction in promotional activities. The increase in net sales for Medical Devices included an increase in domestic sales of VED systems and an increase in international sales of VED systems.

Cost of Sales

Cost of sales for the three months ended June 30, 2023, were $513,857, composed of $83,451 of cost of sales for our Prescription Medicines segment and $430,406 for our Medical Devices segment.

Cost of sales for the three months ended June 30, 2022, were $649,220, composed of $350,826 of cost of sales for our Prescription Medicines segment and $298,394 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended June 30, 2023 consisted of 59% royalty expenses, 40% third-party product cost of sales, 1% 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the three months ended June 30, 2023 consisted of 86% raw materials and 14% production labor.

Cost of sales decreased by $135,363 or 21% during the three months ended June 30, 2023 compared to the same period in 2022. For the three months ended June 30, 2023 and 2022, cost of sales as a percentage of net sales was 26% and 16%, respectively. The increase in cost of sales as a percentage of net sales was a result of increased sales order fulfillment costs (on a per unit basis) during the three months ended June 30, 2023 compared to the same period in 2022.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $1,480,154, or 74% of net sales, composed of $900,957 of gross profit from Prescription Medicines and $579,197 from Medical Devices. Gross profit for the three months ended June 30, 2022 was $3,537,296, or 84% of net sales, composed of $2,981,347 of gross profit from Prescription Medicines and $555,949 from Medical Devices.  The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended June 30, 2023, were $2,249,592, composed of $258,145 of selling, general and administrative expenses of our Prescription Medicines segment, $481,572 of selling, general and administrative expenses of our Medical Devices segment and $1,509,875 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $967,012 or 30% during the three months ended June 30, 2023, compared to the compared to the same period in 2022. Decreased selling general and administrative expenses were primarily driven by decreased direct selling and marketing expenses of $365,603,  a waiver of FY 23 PDUFA fees by the FDA resulting in a $277,060 decrease in PDUFA expenses, decreased stock based compensation expense of $258,951, decreased payroll expenses of $121,743 resulting from decreased headcount and decreased other operating expenses of $140,266 partially offset by increased franchise taxes of $113,585 and increased professional service fees of $83,026 as management sought to reduce expenses to improve operational efficiencies.

Research and development

Research and development expenses for the three months ended June 30, 2023 were $866,575, composed of $865,122 for our Prescription Medicines segment and $1,453 for our Medical Devices segment, respectively.

Research and development expenses for the three months ended June 30, 2022, were $421,242, composed of $344,936 in our Prescription Medicines segment and $76,306 for our Medical Devices segment.

Research and development expenses for the Prescription Medicines segment for the three months ended June 30, 2023 are composed of $650,423 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®; $200,000 for upfront licensing fees and $14,700 for consulting fees related to the H100 license acquired in March 2020, which later terminated in May 2023. Research and development expenses for the Prescription Medicines segment for the three months ended June 30, 2022 are composed of $198,891 for consulting fees related to the Company’s OTC strategies related to Stendra®; $108,094 for clinical development expenses and $10,081 for consulting fees related to the H100 license acquired in March 2020, which later terminated in May 2023; and $27,869 related to the Company’s tech transfer of its manufacturing process in preparation for transitioning to OTC.

Research and development expenses for the Medical Devices segment for the three months ended June 30, 2023 are composed of $1,453 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the three months ended June 30, 2022 are composed of $76,306 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $445,333 or 106% during the three months ended June 30, 2023, compared to the same period in 2022.  Increased research and development expenses were primarily driven by increased consulting fees related to the Company’s OTC strategies related to Stendra® and increased upfront licensing fees related to the H100 license acquired in March 2020 partially offset by decreased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2023, were $826,795, composed of $575,470 of depreciation and amortization expenses of our Prescription Medicines segment and $251,325 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the three months ended June 30, 2022, were $1,560,870, composed of $1,269,665 of depreciation and amortization expenses of our Prescription Medicines segment and $291,205 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years

Interest Income

Interest income for the three months ended June 30, 2023 was $52,924 on funds deposited in interest bearing money market accounts.  There was no interest income for the three months ended June 30, 2022.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the three months ended June 30, 2023 and 2022 was $136,799 and $150,372, respectively.

Liquidity and Capital Resources

General

Cash on hand totaled $7,384,797 at June 30, 2023, compared to $9,426,264 at December 31, 2022.

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2023, we had cash of $7.4 million, working capital of $5.2 million, and an accumulated deficit of $94.7 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

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

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well by as exploring additional ways to raise capital, including the proceeds from the gross proceeds of $15 million raised in July 2023 (see Note 16) in addition to increasing cash flows from operations. The company intends to use the proceeds from the July 2023 capital raise to funds its OTC progress through the end of 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. Thus far the Company has taken steps to reduce discretionary expenditures and explored new sources of funding for our research initiatives, such as sponsored research agreements and co-development initiatives. While we are optimistic that we will be successful in our efforts to finance our operations, there can be no assurances that we will be successful in doing so. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(1,320,433)	$(9,475,509)
Net cash used in financing activities	(721,034)	(1,076,974)
Net decrease in cash	$(2,041,467)	$(10,552,483)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $1,320,433, which primarily reflected our net loss of $3,931,830, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $1,655,645 consisting primarily of depreciation and amortization, stock compensation, and changes in operating assets and liabilities of $955,752.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $721,034 for the six months ended June 30, 2023 consisting of payments of the promissory note.

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

Recent Developments

July 2023 Private Placement

On July 13, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,666,668 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share (the “Series A Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The Private Placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The closing of the Private Placement occurred on July 17, 2023. The aggregate gross proceeds from the Private Placement was approximately $15 million. We intend to use the net proceeds from the Private Placement for general corporate purposes.

We engaged Katalyst Securities LLC (the “Placement Agent”) to act as exclusive placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, we paid to the Placement Agent or its designees (i) a cash fee equal to 8% of the gross proceeds of the Private Placement and (ii) warrants to acquire up to an aggregate of 800,001 shares of Common Stock at an exercise price of $2.25 per share.

Series A Preferred Stock

The terms of the Series A Preferred Shares are as set forth in the form of Certificate of Designations. The Series A Preferred Shares will be convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series A Preferred Shares in 13 equal monthly installments, commencing on the earlier of (x) the first trading day of the calendar month which is at least 25 trading days after the date that the initial Registration

Statement (as defined below) is declared effective by the SEC and (y) November 1, 2023. The amortization payments due upon such redemptions are payable, at the company’s election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Company’s Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of (x) $0.4484 and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined below) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market, and in each case subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. The Company may require holders to convert their Series A Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series A Preferred Shares will be entitled to dividends of 8% per annum, compounded monthly, which will be payable, at the Company’s option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series A Preferred Shares will be able to require the Company to redeem in cash any or all of the holder’s Series A Preferred Shares at a premium set forth in the Certificate of Designations. Upon conversion or redemption, the holders of the Series A Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series A Preferred Shares have no voting rights on account of the Series A Preferred Shares, other than with respect to certain matters affecting the rights of the Series A Preferred Shares.

The Company will be subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

There is no established public trading market for the Series A Preferred Shares and the Company does not intend to list the Series A Preferred Shares on any national securities exchange or nationally recognized trading system.

Warrants

The Warrants became exercisable for shares of Common Stock (the “Warrant Shares”) immediately upon issuance, at an initial exercise price of $2.25 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately. There is no established public trading market for the Warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Registration Rights

In connection with the Private Placement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the Conversion Shares and the Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). The Company will be obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the terms of the Registration Rights Agreement.

Nasdaq Stockholder Approval

Our ability to issue Conversion Shares and Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.99% of our outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). In the Purchase Agreement we agreed to seek the Nasdaq Stockholder Approval at a meeting of stockholders. Our directors and officers, who held approximately 29% of issued and our outstanding Common Stock as of the date of the Purchase Agreement, are party to a voting agreement pursuant to which, among other things, each party agreed, solely in their capacity as a stockholder, to vote all of their shares of Common Stock in favor of the approval of the Nasdaq Stockholder Approval and against any actions that could adversely affect our ability to perform our obligations under the Purchase Agreement. The voting agreement also places certain restrictions on the transfer of the shares of Common Stock held by the signatories thereto.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,546,683)	$(1,811,792)	$(3,931,830)	$(1,986,016)
Interest income	(52,924)	—	(119,241)	—
Interest expense, promissory note	136,799	150,372	278,966	303,398
Depreciation and amortization expense	826,795	1,560,870	1,653,590	3,121,740
EBITDA	(1,636,013)	(100,550)	(2,118,515)	1,439,122
Stock based compensation	43,316	302,267	173,652	658,093
Gain on settlement with Vivus	—	—	—	(3,389,941)
Change in fair value of derivative liability	—	—	—	(460,000)
Adjusted EBITDA	$(1,592,697)	$201,717	$(1,944,863)	$(1,752,726)

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

The following table presents a reconciliation of net sales to gross billings for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net Sales	$1,994,011	$4,186,516	$4,511,983	$6,651,685
Product Returns	416,254	3,620,326	774,025	4,364,079
Contract Rebates	483,702	308,208	812,186	758,439
Chargebacks	35,900	33,321	76,300	69,594
Cash Discounts	42,675	159,170	89,414	227,403
Distribution Service Fees	175,115	907,351	462,622	1,304,288
Coupon Redemptions	463,071	1,058,705	1,029,936	3,409,990
Gross Billings	$3,610,728	$10,273,597	$7,756,466	$16,785,478

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

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

Risks Related to Our Series A Preferred Stock

Holders of our Series A Preferred Stock (issued in July 2023) are entitled to certain payments under the Certificate of Designations that may be paid in cash or in shares of Common Stock depending on the circumstances. If we make these payments in cash, we may be required to expend a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.

Under the Certificate of Designations of our Series A Preferred Stock, we are required to redeem the Series A Preferred Shares in monthly installments, commencing on the earlier of (x) the first trading day of the calendar month which is at least 25 trading days after the date that the initial registration statement registering the Conversion Shares and the Warrant Shares is declared effective by the SEC and (y) November 1, 2023. Holders of the Series A Preferred Shares are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of Common Stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 107% of the applicable payment amount due. For an installment amounts paid in shares of Common Stock, the number of shares of Common Stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our Common Stock during the thirty trading day period immediately prior to the date the payment is due or (B) the lower of (x) $0.4484 and (y) 20% of the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Nasdaq Stockholder Approval (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

Our ability to make payments due to the holders of the Series A Preferred Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations, including a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.99% of our outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). If we are unable to make installment payments in shares of Common Stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of the Series A Preferred Shares using cash is also limited by the amount of cash we have on hand at the time such payments are due, as well as certain provisions of the Delaware General Corporation Law. Further, we intend to make the installment payments due to holders of Series A Preferred Stock in the form of Common Stock to the extent allowed under the Certificate of Designations and applicable law in order to preserve our cash resources. The issuance of shares of Common Stock to the holders of our Series A Preferred Stock with increase the number of shares of Common Stock outstanding and could result in substantial dilution to the existing holders of our Common Stock.

The Certificate of Designations for the Series A Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series A Preferred Stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series A Preferred Stock or upon the exercise of the warrants.

The Certificate of Designations the Warrants contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. If in the future, while any shares of the Series A Preferred Shares or Warrants are outstanding, we issue securities for a consideration per share of Common Stock (the “New Issuance Price”) that is less than the Conversion Price of the Series A Preferred Shares or the exercise price of the Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations or the Warrants, to reduce the Conversion Price or the exercise price to be equal to the New Issuance Price, which will result in a greater number of shares of Common Stock being issuable upon conversion of the Series A Preferred Shares and the exercise of the Warrants, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our Common Stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series A Preferred Shares or the exercise of the Warrants if we enter into a future transaction that reduces the applicable Conversion Price or exercise price. If we do not have a sufficient number of available shares for any Series A Preferred Stock conversions or Warrant exercises, we may need to seek shareholder approval to increase the number of authorized shares of our Common Stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of the Series A Preferred Shares or Warrants are outstanding.

Under the Purchase Agreement we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Securities Purchase Agreement pursuant to which we issued the Series A Preferred Stock (“Purchase Agreement”) contains the following restrictive covenants: (i) until no shares of Series A Preferred Stock are outstanding, we agreed not to enter into any variable rate transactions; (ii) for approximately six months after the date on which Conversion Shares and Warrant Shares are eligible for sale by the Investors under a registration statement declared effective by the SEC or pursuant to Rule 144 under the Securities Act, we agreed not to issue or sell any equity security or convertible security, subject to certain exceptions; and (iii) until the later of no Series A Preferred Shares being outstanding and the maturity date of the Series A Preferred Shares, we agreed to offer to the investors party to the Purchase Agreement the opportunity to participate in any subsequent securities offerings by us. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the Purchase Agreement, or we may be forced to seek a waiver from the investors party to the Purchase Agreement.

If we do not receive approval from our stockholders, we will be unable to pay amounts due to the holders of the Series A Preferred Shares in shares of Common Stock and we will be required to pay such amounts in cash, which may force us to divert cash from other uses.

Under the Purchase Agreement, we are required to hold a meeting of our stockholders to seek approval under Rule 5635(d) of the Nasdaq Stock Market for the sale, issuance or potential issuance by us of our Common Stock (or securities convertible into or exercisable for our Common Stock) in excess of 422,495 shares, which is 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement. Our directors and officers, who held approximately 29% of issued and our outstanding Common Stock as of the date of the Purchase Agreement, are party to a voting agreement pursuant to which, among other things, each such stockholder agreed, solely in their capacity as a stockholder, to vote all of their shares of Common Stock in favor of the approval, and if an insufficient number of our remaining stockholders vote in favor of the proposal we will be unable to issue shares of Common Stock in order to pay amounts due under the Certificate of Designations to holders of the Series A Preferred Shares in shares of Common Stock. If we are unable to pay such amounts when due in shares of Common Stock, we will have to satisfy our payment obligations by means of cash payments. If we do not have sufficient cash resources to make these payments, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

General Risk Factors

We do not anticipate paying dividends on our common stock in the foreseeable future.

We currently plan to invest all available funds and future earnings, if any, in the development and growth of our business. We currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. So long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Certificate of Designations) without the prior written consent of the Required Holders (as defined in the Certificate of Designations). In addition, the terms of our existing and any future debt agreements may preclude us from paying dividends. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be our shareholders’ sole source of potential gain in the foreseeable future and our shareholders should not rely on an investment in our common stock for dividend income.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock

Almost all of our outstanding shares of Common Stock, as well as a substantial number of shares of our Common Stock underlying outstanding options and warrants, are available for sale in the public market, either pursuant to Rule 144 under the Securities Act, or an effective registration statement. Except as provided in the Purchase Agreement, we are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Pursuant to the shelf registration statement on Form S-3 filed on January 29, 2021, we may sell up to $100,000,000 of our equity securities over the next several years, and approximately $82,540,022 of our equity securities is available for sale under such registration statement. Sales of a substantial number of shares of our common stock in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, we may be required to issue shares of Common Stock to the holders of the Series A Preferred Shares upon conversion of the Series A Preferred Shares and the payment of the dividends to the holders thereof in Common Stock as a result of the full ratchet anti-dilution price protection in the Certificate of Designations if the effective Common Stock purchase price in a subsequent offering is less than the then current Series A Preferred Stock conversion price, which in turn will increase the number of shares of Common Stock available for sale. . Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement covering the resale of such shares. See “Risk Factors—Risks Related to Our Series A Preferred Stock—The Certificate of Designations for the Series A Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series A Preferred Stock or the exercise price of such warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series A Preferred Stock or upon the exercise of the warrants.” We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: August 14, 2023	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: August 14, 2023	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer