Form 10-Q
period 2023-09-30
Petros Pharmaceuticals, Inc.
filed 2023-11-15
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 2,201,069 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	5

Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4. Controls and Procedures.	47

PART II—OTHER INFORMATION	48

Item 1. Legal Proceedings.	48

Item 1A. Risk Factors.	48

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.	49

Item 3. Defaults Upon Senior Securities.	49

Item 4. Mine Safety Disclosures.	49

Item 5. Other Information.	49

Item 6. Exhibits.	50

Signatures.	51

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$17,969,949	$9,426,264
Accounts receivable, net	2,975,018	2,110,246
Inventories	2,501,093	1,815,113
Prepaid expenses and other current assets	987,120	1,316,282
Total current assets	24,433,180	14,667,905

Fixed assets, net	31,513	39,177
Intangible assets, net	9,771,764	12,244,484
API purchase commitment	4,416,862	5,111,176
Right of use assets	260,849	358,472
Total assets	$38,914,168	$32,421,214

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$1,139,458	$1,089,683
Accounts payable	1,355,060	1,806,399
Accrued expenses	3,869,027	3,634,662
Accrued Series A Convertible Preferred payments payable	1,368,546	—
Other current liabilities	349,972	537,232
Total current liabilities	8,082,063	7,067,976

Promissory note, net of current portion	7,248,635	8,388,093
Derivative Liability	6,570,000	—
Warrant Liability	9,805,000	—
Other long-term liabilities	151,395	262,678
Total liabilities	31,857,093	15,718,747

Commitments and contingencies
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 0 shares authorized at September 30, 2023 and December 31, 2022, respectively; 13,846 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Liquidation preference of $15,000,000 as of September 30, 2023	124,532	—

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 250,000,000 and 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 2,119,620 and 2,079,387 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	211	208
Additional paid-in capital	106,140,063	107,428,652
Accumulated deficit	(99,207,731)	(90,726,393)
Total Stockholders’ Equity	6,932,543	16,702,467

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$38,914,168	$32,421,214

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Net sales	$6,186,638	$5,193,953	$1,674,657	$(1,457,732)
Cost of goods sold	1,473,073	1,408,086	408,475	286,525
Gross profit	4,713,565	3,785,867	1,266,182	(1,744,257)
Operating expenses:
Selling, general and administrative	6,382,166	9,285,317	2,001,935	2,170,975
Warrant issuance costs	2,855,000	—	2,855,000	—
Gain on settlement with Vivus	—	(3,389,941)	—	—
Research and development expense	1,574,760	1,562,518	389,093	735,916
Depreciation and amortization expense	2,480,385	4,682,610	826,795	1,560,870
Intangible asset impairment	—	7,460,000	—	7,460,000
Total operating expenses	13,292,311	19,600,504	6,072,823	11,927,761

Loss from operations	(8,578,746)	(15,814,637)	(4,806,641)	(13,672,018)
Change in fair value of derivative liability	(430,000)	460,000	(430,000)	—
Change in fair value of warrant liability	11,739,000	—	11,739,000	—
Interest income	287,722	—	168,481	—
Interest expense, promissory note	(410,317)	(451,075)	(131,351)	(147,677)
Loss on issuance of Series A Preferred Stock	(11,088,997)	—	(11,088,997)	—
Loss before income taxes	(8,481,338)	(15,805,712)	(4,549,508)	(13,819,695)
Income tax expense	—	10,501	—	10,501
Net loss	$(8,481,338)	$(15,816,213)	$(4,549,508)	$(13,830,196)

Preferred Stock dividends and cash premiums	(339,232)	—	(339,232)	—

Net loss per common share	(8,820,570)	(15,816,213)	(4,888,740)	(13,830,196)
Basic and Diluted	$(4.18)	$(7.65)	$(2.31)	$(6.69)
Weighted average common shares outstanding
Basic and Diluted	2,108,747	2,068,472	2,119,620	2,068,472

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2023
Balance, June 30, 2023	—	$—	2,119,620	$211	$107,602,301	$(94,658,223)	$12,944,289
Stock-based compensation expense	—	—	—	—	30,840	—	30,840
Issuance of Series A Preferred Stock in private placement, net of discount and transaction costs $15,000,003	15,000	—	—	—	—	—	—

Series A Preferred Stock accretion	—	1,153,846	—	—	(1,153,846)	—	(1,153,846)
Series A Preferred Stock dividends	—	249,701	—	—	(249,701)	—	(249,701)
Preferred Stock redemption including cash premium	(1,154)	(1,279,016)	—	—	(89,531)	—	(89,531)
Net loss	—	—	—	—	—	(4,549,508)	(4,549,508)
Balance, September 30, 2023	13,846	$124,531	2,119,620	$211	$106,140,063	$(99,207,731)	$6,932,543

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2023
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467
Stock-based compensation expense	—	—	—	—	204,492	—	204,492
Shares issued for vested RSU’s	—	—	40,233	3	(3)	—	—
Issuance of Series A Preferred Stock in private placement, net of discount and transaction costs $15,000,003	15,000	—	—	—	—	—	—

Series A Preferred Stock accretion	—	1,153,846	—	—	(1,153,846)	—	(1,153,846)
Series A Preferred Stock dividends	—	249,701	—	—	(249,701)	—	(249,701)
Preferred Stock redemption including cash premium	(1,154)	(1,279,016)	—	—	(89,531)	—	(89,531)
Net loss	—	—	—	—	—	(8,481,338)	(8,481,338)
Balance, September 30, 2023	13,846	$124,531	2,119,620	$211	$106,140,063	$(99,207,731)	$6,932,543

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2022
Balance, June 30, 2022	2,068,472	$207	$106,891,670	$(72,674,836)	$34,217,041
Stock-based compensation expense	—	—	308,138	—	308,138
Non-employee exercise of restricted stock units	2,331	—	—	—	—
Net loss	—	—	—	(13,830,196)	(13,830,196)
Balance, September 30, 2022	2,070,803	$207	$107,199,808	$(86,505,033)	$20,694,982

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2022
Balance, December 31, 2021	2,068,472	$207	$106,233,577	$(70,688,820)	$35,544,964
Stock-based compensation expense	—	—	966,231	—	966,231
Non-employee exercise of restricted stock units	2,331	—	—		—
Net loss	—	—	—	(15,816,213)	(15,816,213)
Balance, September 30, 2022	2,070,803	$207	$107,199,808	$(86,505,033)	$20,694,982

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,481,338)	$(15,816,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,480,385	4,682,610
Intangible asset impairment	—	7,460,000
Bad debt expense (recoveries)	32,516	(103,650)
Inventory and sample inventory reserve	41,195	(14,688)
Lease expense	97,622	86,477
Change in fair value of derivative liability	430,000	(460,000)
Change in fair value of warrant liability	(11,739,000)	—
Loss on issuance of Series A Preferred Stock	11,088,997	—
Noncash Warrant expense	1,595,000	—
Gain on settlement with Vivus	—	(3,389,941)
Employee stock-based compensation	204,492	966,231

Changes in operating assets and liabilities:
Accounts receivable	(897,289)	(1,174,106)
Inventories	(63,191)	(1,619,694)
Prepaid expenses and other current assets	359,492	1,478,267
Accounts payable	(451,338)	(2,473,450)
Accrued expenses	234,364	(954,607)
Deferred revenue	(281,372)	56,274
Other current liabilities	94,113	154,370
Other long-term liabilities	(111,283)	(104,865)
Net cash used in operating activities	(5,366,635)	(11,226,985)

Cash flows from financing activities:
Payment of promissory note	(1,089,683)	(1,438,925)
Proceeds from Private Placement, net of transactions costs	15,000,003	—
Net cash provided by (used in) financing activities	13,910,320	(1,438,925)

Net increase (decrease) in cash	8,543,685	(12,665,910)

Cash, beginning of period	9,426,264	23,847,572
Cash, end of period	$17,969,949	$11,181,662

Supplemental cash flow information:
Cash paid for interest during the period	$410,317	$451,075

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$—	$(6,520,283)
Noncash decrease in accrued inventory purchases related to Vivus Settlement	—	(14,203,905)
Noncash increase in promissory note related to Vivus settlement	—	10,201,758
Noncash increase in inventory due to API reclass	(663,984)	—
Noncash decrease in API purchase commitment	694,314	6,232,489
Noncash decrease in other current assets: API purchase commitment	(30,330)	—
Noncash issuance of common stock to non-employee	3	3
Noncash initial fair value of warrant liability pursuant to private placement	21,544,000	—
Noncash initial fair value of derivative liability pursuant to private placement	6,140,000	—
Accrued Series A Convertible Preferred payments payable	1,368,546	—
Accretion of Series A convertible preferred stock to redemption value	1,250,000	—
Accrual of Series convertible preferred stock dividends	339,232	—

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, Liquidity and Going Concern

Nature of Operations and Basis of Presentation

Petros is a pharmaceutical company focused on expanding consumer access to medication through over-the-counter (OTC) drug development programs.Petros consists of wholly owned subsidiaries, Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). Petros was organized as a Delaware corporation on May 14, 2020 for the purpose of effecting certain transactions between Petros, Metuchen, Neurotrope, and certain subsidiaries of Petros (collectively the “Mergers”). The Mergers were consummated on December 1, 2020. The Company is engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which the Company has licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV. In addition to ED products, we had an exclusive global license to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease, which license was terminated by the Company on May 11, 2023.

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

Liquidity and Going Concern

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2023, we had cash of approximately $18.0 million, working capital of $16.4 million, and accumulated deficit of $99.2 million. To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these interim condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, including the gross proceeds of $15 million raised in the Private Placement (see the section below titled “Liquidity and Capital Resources—July 2023 Private Placement”), as well as by exploring additional ways to raise capital and increasing cash flows from operations. The company intends to use the proceeds from the July 2023 capital raise to funds its OTC progress into 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / OTC strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources.

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

Segment Reporting

Operating segments are components of a Company for which separate financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male erectile dysfunction. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. See Note 15 Segment Reporting.

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

As of September 30, 2023 and December 31, 2022, the reserves for sales deductions were $3.4 million and $3.0 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and distribution service (“DSA”) fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of September 30, 2023, December 31, 2022 and December 31, 2021, the reserves for product returns were $2.9 million, $2.3 million and $3.8 million, respectively, and are included as a component of accrued expenses. During the nine months ended September 30, 2023 and 2022, respectively, the Company recorded $1.3 million and $7.6 million of returns as a reduction of gross revenue.

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

The Company has entered into DSAs with certain of our significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our pharmaceutical products held at their warehouse locations. See Note 3 Accounts Receivable, net for further discussion of these reserves. Accrued contracts were $49,499, $279,018 and $379,242 of September 30, 2023, December 31, 2022, and December 31, 2021, respectively.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. As of September 30, 2023, December 31, 2021 and December 31, 2022, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at September 30, 2023, December 31, 2021 and December 31, 2022.

Contract Liabilities

Under Accounting Standards Codification Topic 606, Revenue Recognition, the Company recognizes revenue when its performance obligations with a customer has been satisfied. In the event it has not been satisfied, the Company records deferred revenue as a liability on the balance sheet. As of September 30, 2023, December 31, 2022, and December 31, 2021, deferred revenue was $0, $281,372 and $70,343 respectively.

Fair Value Measurements

In accordance with ASC 820 (Topic 820, Fair Value Measurements and Disclosures), we use a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active; and
●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Intangible Assets

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life which the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. During the three months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated, for the Stendra(R) product an impairment. The Company then prepared a discounted cash flow analysis resulting in an impairment of approximately $7.5 million.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified separately from the related host contract in the Company’s balance sheet.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2023 and 2022. See Note 12 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13, together with a series of subsequently issued related ASUs, has been codified in Topic 326. Topic 326 establishes new requirements for companies to estimate expected credit losses when measuring certain financial assets, including accounts receivables. The Company adopted the new guidance with its fiscal year beginning January 1, 2023. The adoption of ASC 326 did not have a material effect on the Company’s financial statements.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective July 1, 2023. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	September 30,	December 31,	December 31,
	2023	2022	2021
Gross accounts receivables	$3,713,405	$2,757,839	$3,363,827
Distribution service fees	(358,661)	(339,094)	(371,310)
Chargebacks accrual	(7,375)	(1,960)	—
Cash discount allowances	(132,967)	(99,671)	(159,446)
Allowance for doubtful accounts	(239,384)	(206,868)	(377,685)
Total accounts receivable, net	$2,975,018	$2,110,246	$2,455,386

For the nine months ended September 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 23%, 19%, and 17% of total gross billings, respectively. For the nine months ended September 30, 2022, gross billing from customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 27%, 22%, and 18% and 15% of total gross billings, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at September 30, 2023 equal to 43%, 25%, and 14%, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at December 31, 2022 equal to 43% and 16%, respectively.

4)    Inventories

Inventory is comprised of the following:

	September 30, 2023	December 31, 2022
Raw Materials	$2,391,190	$1,574,683
Finished goods	109,903	240,430
Total inventory	$2,501,093	$1,815,113

Finished goods are net of valuation reserves of $405,495 and $364,300 as of September 30, 2023 and December 31, 2022, respectively. Raw materials are net of valuation reserves of $2,872,977 as of September 30, 2023 and December 31, 2022, which is related to bulk inventory.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance	$169,588	$109,414
Prepaid coupon fees	—	71,500
API purchase commitment asset (see Note 13)	694,314	663,984
Other prepaid expenses	65,655	333,158
Other current assets	57,563	138,226
Total prepaid expenses and other current assets	$987,120	$1,316,282

6)    Intangible Assets

Balance at December 31, 2021	$25,293,149
Amortization expense	(5,588,665)
Intangible Impairment	(7,460,000)
Balance at December 31, 2022	12,244,484
Amortization expense	(2,472,720)
Balance at September 30, 2023	$9,771,764

The future annual amortization related to the Company’s intangible assets is as follows as of September 30, 2023:

2023 (remaining 3 months)	$800,027
2024	2,800,623
2025	1,754,328
2026	1,442,186
2027	1,212,871
Thereafter	1,761,729
Total	$9,771,764

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of September 30, 2023 are $5.5 million, $3.4 million and $0.9 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2022 were $7.2 million, $4.0 million and $1.1 million, respectively. During the three months ended September 30, 2022, the Company determined that the intangible asset related to the Stendra® product was impaired resulting in an impairment charge of approximately $7.5 million.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2023	December 31, 2022
Accrued product returns	$2,853,413	$2,311,647
Accrued contract rebates	49,499	279,018
Due to 3PL/Wholesalers	103,161	155,081
Accrued bonuses	421,523	427,500
Accrued professional fees	—	51,620
Other accrued expenses	441,431	409,796
Total accrued expenses	$3,869,027	$3,634,662

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

Future minimum principal payments of the promissory note are as follows:

2024	1,530,729
2025	2,720,940
2026	3,264,351
2027	872,073
Total	$8,388,093
Less: current portion	(1,139,458)
Promissory note, net of current portion	$7,248,635

9)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. As of September 30, 2023 the Company’s leases have remaining lease terms ranging from .9 years to 3.3 years.

On November 30, 2021, the Company entered into a sublease with respect to its entire headquarters facility. The sublessee delivered a $14,000 security deposit to the Company on the lease commencement date and also agreed to pay $7,000 per month for the term beginning January 10, 2022 and continuing until the expiration of the head lease on August 30, 2024. The Company accounts for this sublease as an operating lease in accordance with the lessor accounting guidance within ASC 842.

The components of lease expense consisted entirely of fixed lease costs related to operating leases. These costs were $134,435 and $134,435 for the nine months ended September 30, 2023 and 2022, respectively, and were $44,812 and $44,812 for the three months ended September 30, 2023 and 2022, respectively. Fixed lease costs for the nine months ended September 30, 2023 were offset by sublease income of $63,000, and $21,000 for the three months ended September 30, 2023.

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2023	As of December 31, 2022
Operating lease ROU asset:
Other assets	$260,849	$358,472

Operating lease liability:
Other current liabilities	148,758	142,340
Other long-term liabilities	151,395	262,677
Total operating lease liability	$300,153	$405,017

Supplemental lease term and discount rate information related to leases was as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted-average remaining lease terms - operating leases	1.9 years	2.7 years
Weighted-average discount rate - operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141,677	$140,805	$47,226	$46,935

Future minimum lease payments under non-cancelable leases as of September 30, 2023, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2023 (remaining 3 months)	$47,697
2024	155,242
2025	81,107
2026	82,324
Thereafter	—
Total lease payments	366,370
Less: Imputed Interest	(66,217)
Total	$300,153

Future minimum sublease income under non-cancelable leases as of September 30, 2023, were as follows:

Sublease income	Operating Leases
2023 (remaining 3 months)	21,000
2024	56,000
Total	$77,000

As of September 30, 2023, the Company had no operating leases that had not yet commenced.

10)    Stock Options and Restricted Stock Units (“RSU’s”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of common stock. On September 14, 2023, our stockholders approved the Third Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 2.5 million shares to a total of 2,760,000 shares of common stock. As of September 30, 2023, there were 2,760,000 shares authorized and 2,507,369 shares available for issuance under the 2020 Plan.

The following is a summary of stock options for the nine months ended September 30, 2023 and for the year ended December 31, 2022:

			Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2022	59,067	$34.02	8.29	$—
Options granted	156,000	0.99	—	115.4
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	(5,000)	33.40	—	—
Less: options exercised	—	—	—	—
Options outstanding at September 30, 2023	210,067	$9.51	8.99	$115.4
Options exercisable at September 30, 2023	54,067	$34.08	7.48	$—

The following is a summary of RSU’s for the nine months ended September 30, 2023 and for the year ended December 31, 2022:

			Weighted-Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Fair Value at Grant Date	Term (Years)
RSU’s outstanding at December 31, 2022	40,238	$16.87	9.20
RSU’s granted	—	—	—
Less: RSU’s forfeited	—	—	—
Less: RSU’s expired/cancelled	(5)	11.90	—
Less: RSU’s vested	(40,233)	16.88	—
RSU’s outstanding at September 30, 2023	—	$—	—

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

Stock-based compensation expense recognized for the nine months ended September 30, 2023 and 2022 was $204,492 and $966,231, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.

11)    Common Stock Warrants

As of September 30, 2023, the Company’s warrants by expiration date were as follows:

Number of Warrants	Exercise Price (in Dollars)	Expiration Date
278	$16.00	August 23, 2023
2,279	356.50	June 1, 2024
7,492	218.50	June 17, 2024
1,997	312.50	June 19, 2024
2,279	265.50	September 1, 2024
1,050	127.40	September 16, 2024
2,279	43.00	December 1, 2024
2,800	56.50	March 2, 2025
2,800	73.00	June 1, 2025
2,800	55.00	September 1, 2025
2,800	47.05	December 1, 2025
222,189	75.00	December 1, 2025
90,880	175.00	December 1, 2025
62,429	512.50	December 1, 2025
15,856	1,250.00	December 1, 2025
175,132	17.15	October 18, 2026
233,775	35.00	December 12, 2026
175,000	35.00	December 27, 2026
7,200,002	2.25	July 17, 2028
8,204,117

Number of Warrants
Warrants outstanding - January 1, 2022	1,004,115
Warrants issued in 2022	—
Warrants outstanding - December 31, 2022	1,004,115
Warrants issued - Nine Months ending September 30, 2023	7,200,002
Warrants outstanding - September 30, 2023	8,204,117

On July 17, 2023, the Company issued warrants to purchase up to 7,200,002 shares of common stock in connection with the Private Placement (as defined below). The warrants have an initial exercise price of $2.25 per share of common stock and expire five years after the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable exercise price (subject to certain exceptions). Upon any such price-based adjustment, the number of shares issuable upon exercise of the warrants will be increased proportionately.

The warrants were determined to be within the scope of ASC 480-10 as they are puttable to the Company at Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the three months ended September 30, 2023. The fair value of the warrants of approximately $21.5 million was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 110.0%; the closing stock price on July 13, 2023 of $3.54 and a risk-free interest rate of 3.93%.

Transaction costs incurred attributable to the issuance of the warrants of $2.9 million were immediately expensed in accordance with ASC 480.

During the three months ended September 30, 2023, the Company recorded a gain of approximately $11.7 million related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the warrants of approximately $9.8 million was estimated at September 30, 2023 utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.79 years; equity volatility of 115.0%; the closing stock price on September 30, 2023 of $1.73 and a risk-free interest rate of 4.62%.

12)    Basic and Diluted Net Loss per Common Share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator
Net loss per common	$(8,820,570)	$(15,816,213)	$(4,888,740)	$(13,830,196)
Denominator
Weighted-average common shares for basic net loss per share	2,108,747	2,068,472	2,119,620	2,068,472
Basic and diluted net loss per common share	$(4.18)	$(7.65)	$(2.31)	$(6.69)

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock Options	210,067	59,067	210,067	59,067
RSUs	—	42,564	—	42,564
Series A Convertible Preferred stock	6,762,090	—	6,762,090	—
Warrants	8,204,117	1,004,115	8,204,117	1,004,115
Total	15,176,274	1,105,746	15,176,274	1,105,746

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

The Company has $1.0 million of API inventory which it has title to and is classified as raw materials inventory. The additional API inventory that the Company does not have title to is classified as API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of September 30, 2023 and December 31, 2022, there was $0.7 million and $0.7 million respectively included in other current assets (see Note 5 Prepaid and Other Current Assets). As of September 30, 2023 and December 31, 2022, there was $4.4 million and $5.1 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three and nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023 and 2022, the Company incurred royalties to MTPC for Stendra® of $170,822 and $135,816, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of September 30, 2023, the Company had a payable for royalties of $46,288, which is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2022, the company had a receivable for royalties of $106,115, which are included in other current assets. (see Note 7 Accrued Expenses and Note 5 Prepaid and other Current Assets).

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

The Company’s results of operations by reportable segment for the nine months ended September 30, 2023 are summarized as follows:

	Prescription	Medical
For the Nine Months Ended September 30, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$3,416,444	$2,770,194	$—	$6,186,638
Cost of goods sold	343,109	1,129,964	—	1,473,073
Selling, general and administrative expenses	1,006,666	1,398,890	3,976,610	6,382,166
Warrant issuance costs	—	—	2,855,000	2,855,000
Research and development expenses	1,499,842	74,918	—	1,574,760
Depreciation and amortization expense	1,726,409	753,976	—	2,480,385
Change in fair value of derivative liability	—	—	430,000	430,000
Change in fair value of warrant liability	—	—	(11,739,000)	(11,739,000)
Interest income	—	—	(287,722)	(287,722)
Interest expense	—	—	410,317	410,317
Loss on issuance of Series A Preferred Stock	—	—	11,088,997	11,088,997
Net loss	$(1,159,582)	$(587,554)	$(6,734,202)	$(8,481,338)

The Company’s results of operations by reportable segment for the nine months ended September 30, 2022 are summarized as follows:

	Prescription	Medical
For the Nine Months Ended September 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$2,716,311	$2,477,642	$—	$5,193,953
Cost of goods sold	525,073	883,013	—	1,408,086
Selling, general and administrative expenses	3,933,295	1,352,239	3,999,783	9,285,317
Gain on settlement of contingent liability	(3,389,941)	—	—	(3,389,941)
Research and development expenses	1,428,848	133,670	—	1,562,518
Depreciation and amortization expense	3,808,991	873,619	—	4,682,610
Intangible asset impairment	7,460,000	—	—	7,460,000
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest expense	451,075	—	—	451,075
Income tax expense	—	10,501	—	10,501
Net loss	$(11,501,030)	$(775,400)	$(3,539,783)	$(15,816,213)

The Company’s results of operations by reportable segment for the three months ended September 30, 2023 are summarized as follows:

	Prescription	Medical
For the Three Months Ended September 30, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$925,759	$748,898	$—	$1,674,657
Cost of goods sold	85,388	323,087	—	408,475
Selling, general and administrative expenses	251,674	493,447	1,256,814	2,001,935
Warrant issuance costs	—	—	2,855,000	2,855,000
Research and development expenses	369,505	19,588	—	389,093
Depreciation and amortization expense	575,470	251,325	—	826,795
Change in fair value of derivative liability	—	—	430,000	430,000
Change in fair value of warrant liability	—	—	(11,739,000)	(11,739,000)
Interest income	—	—	(168,481)	(168,481)
Interest expense	—	—	131,351	131,351
Loss on issuance of Series A Preferred Stock	—	—	11,088,997	11,088,997
Net loss	$(356,278)	$(338,549)	$(3,854,681)	$(4,549,508)

The Company’s results of operations by reportable segment for the three months ended September 30, 2022 are summarized as follows:

	Prescription	Medical
For the Three Months Ended September 30, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$(2,140,629)	$682,897	$—	$(1,457,732)
Cost of goods sold	36,067	250,458	—	286,525
Selling, general and administrative expenses	493,128	467,700	1,210,147	2,170,975
Research and development expenses	678,552	57,364	—	735,916
Depreciation and amortization expense	1,269,664	291,206	—	1,560,870
Intangible asset impairment	7,460,000	—	—	7,460,000
Interest expense	147,677	—	—	147,677
Income tax expense	—	10,501	—	10,501
Net loss	$(12,225,717)	$(394,332)	$(1,210,147)	$(13,830,196)

The following table reflects net sales by geographic region for the three and nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
Net sales	2023	2022	2023	2022
United States	$5,253,587	$4,260,171	$1,496,988	$(1,647,367)
International	933,051	933,782	177,669	189,635
	$6,186,638	$5,193,953	$1,674,657	$(1,457,732)

No individual country other than the United States accounted for 10% of total sales for the three and nine months ended September 30, 2023 and 2022.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of September 30, 2023, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$5,459,960	$4,311,804	$9,771,764
Total segment assets	$32,810,715	$6,103,453	$38,914,168

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2022, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$7,178,704	$5,065,780	$12,244,484
Total segment assets	$25,831,048	$6,590,166	$32,421,214

16)     Private Placement

On July 13, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,666,668 shares of our common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share (the “Series A Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of September 30, 2023, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share.

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

We engaged Katalyst Securities LLC (the “Placement Agent”) to act as exclusive placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, we paid to the Placement Agent or its designees (i) a cash fee equal to 8% of the gross proceeds of the Private Placement and (ii) warrants to acquire up to an aggregate of 533,334 shares of Common Stock on the same terms as the Warrants.

Series A Preferred Stock

The terms of the Series A Preferred Shares are as set forth in the form of Certificate of Designations. The Series A Preferred Shares will be convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We are required to redeem the Series A Preferred Shares in 13 equal monthly installments, commencing on November 1, 2023. The amortization payments due upon such redemptions are payable, at our election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Common

Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.396, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined below) or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. We may require holders to convert their Series A Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series A Preferred Shares are entitled to dividends of 8% per annum, compounded monthly, which are payable, at our option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. On September 29, 2023, we filed an amendment to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the terms of the Series A Preferred Stock were amended to permit certain additional procedures for the payment of redemptions and conversions Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series A Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Series A Preferred Shares at a premium set forth in the Certificate of Designations. Upon conversion or redemption, the holders of the Series A Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series A Preferred Shares have no voting rights on account of the Series A Preferred Shares, other than with respect to certain matters affecting the rights of the Series A Preferred Shares.

The Series A Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Condensed Consolidated Statements of Operations. The Company estimated the $6.1 million fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $3.54 on the issuance date, estimated equity volatility of 165.0%, estimated traded volume volatility of 790.0%, the time to maturity of 1.38 years, a discounted market interest rate of 8.1%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 9.7%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series A Preferred Shares. During the three months ended September 30, 2023, the Company recorded a total discount of approximately $15.0 million upon issuance of the Series A Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of approximately $6.1 million and the difference between the gross proceeds and the allocated residual fair value of the Series A Preferred Shares of approximately $8.9 million. When it is deemed probable that the Series A Preferred Shares will be redeemed, the Company will accrete the Series A Preferred Shares to redemption amount pursuant to ASC 480-10-S99-3A. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $11.1 million which is included in other income (expense) in the Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2023, the Company recorded a loss of approximately $0.4 million related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Condensed Consolidated Statements of Operations. The Company estimated the $6.6 million fair value of the bifurcated embedded derivative at September 30, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.73 on the valuation date, estimated equity volatility of 180.0%, estimated traded volume volatility of 890.0%, the time to maturity of 1.17 years, a discounted market interest rate of 7.8%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 10.4%.

On September 29, 2023, the Company notified the investors of its intention to redeem the first installment due November 1, 2023 (the “November Installment”) in cash. At that time, the Company established a liability of $1,368,547 representing the cash payable to investors which includes $1,153,846 of the stated value of the Series A Preferred Shares, $125,170 of accrued dividends payable, and $89,531 for the cash premium for the November Installment which was recognized as a deemed dividend. As of November 14, 2023, we have redeemed 1,154 Series A Preferred Shares for cash of $1,213,132 and issued 87,499 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, worth $145,248 in relief of the First Installment liability. As of September 30, 2023, the Company has recognized $339,232 of preferred dividends which is comprised of $249,701 of preferred dividends at the stated dividend rate and $89,531 of deemed dividends for cash premium for the November Installment.

We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

There is no established public trading market for the Series A Preferred Shares and we do not intend to list the Series A Preferred Shares on any national securities exchange or nationally recognized trading system.

Warrants

The Warrants became exercisable for shares of Common Stock (the “Warrant Shares”) immediately upon issuance, at an initial exercise price of $2.25 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately. There is no established public trading market for the Warrants and we do not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Registration Rights

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we agreed to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the Conversion Shares and the Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). We filed a registration statement on Form S-3 covering such securities, which registration statement, as amended, was declared effective on September 18, 2023. Under the Registration Rights Agreement, we are obligated to pay certain liquidated damages to the investors if we fail to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement.

Nasdaq Stockholder Approval

Our ability to issue Conversion Shares and Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations. Prior to receiving the Nasdaq Stockholder Approval, such limitations included a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.99% of our outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). In the Purchase Agreement we agreed to seek the Nasdaq Stockholder Approval at a meeting of stockholders, and we received the Nasdaq Stockholder Approval at a special meeting of stockholders held on September 14, 2023. Our directors and officers, who held approximately 29% of issued and our outstanding Common Stock as of the date of the Purchase Agreement, were party to a voting agreement pursuant to which, among other things, each party agreed, solely in their capacity as a stockholder, to vote all of their shares of Common Stock in favor of the approval of the Nasdaq Stockholder Approval and against any actions that could adversely affect our ability to perform our obligations under the Purchase Agreement. The voting agreement also placed certain restrictions on the transfer of the shares of Common Stock held by the signatories thereto.

17)     Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the three months ended September 30, 2023. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of September 30, 2023 due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; the stock price and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30
Description	Level	2023
Liabilities:
Warrant liability	3	$9,805,000
Bifurcated embedded derivative liability	3	$6,570,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$—
Issuance of warrants reported at fair value	21,544,000
Change in fair value of warrant liability	(11,739,000)
Balance on September 30, 2023	$9,805,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	6,140,000
Change in fair value of bifurcated embedded derivative	430,000
Balance on September 30, 2023	$6,570,000

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

Overview

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) is a pharmaceutical company focused on expanding consumer access to medication through over-the-counter (OTC) drug development programs, consisting of wholly owned subsidiaries, Metuchen Pharmaceuticals, LLC (“Metuchen”), Timm Medical Technologies, Inc. (“Timm Medical”), Neurotrope, Inc. (“Neurotrope”), and Pos-T-Vac, LLC (“PTV”). On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and development of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. Stendra® is a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”) and is the only patent protected PDE-5 inhibitor on the market. Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing). Petros is also currently conducting non-clinical consumer studies in connection with the contemplated pursuit of FDA approval for Stendra® for Non-Prescription / Over-The-Counter (“OTC”) use in treating ED.

In addition to Stendra®, Petros’ ED portfolio also includes external penile rigidity devices, namely Vacuum Erection Devices (“VEDs”), which are sold domestically and internationally. In addition to ED products, Petros is committed to identifying and developing other pharmaceuticals to advance men’s health.

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of September 30, 2023, the Company had cash of approximately $18.0 million, positive working capital of $16.4 million, an accumulated deficit of approximately $99.2 million and used cash in operations during the nine months ended September 30, 2023, of approximately $5.4 million. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, including the gross proceeds of $15 million raised in the Private Placement (see the section below titled “Liquidity and Capital Resources—July 2023 Private Placement”), as well as by exploring additional ways to raise capital and increasing cash flows from operations. The company intends to use the proceeds from the July 2023 capital raise to fund its OTC progress into 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

For more information, please see Part II, Item 1A “Risk Factors” included elsewhere within this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Nature of Operations and Basis of Presentation

Petros is a pharmaceutical company focused on expanding consumer access to medication through over-the-counter (OTC) drug development programs with a full range of commercial capabilities including sales, marketing, regulatory and medical affairs, finance, trade relations, pharmacovigilance, market access relations, manufacturing, and distribution.

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

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022 through January 1, 2027. Interest on the principal amount accrues at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the nine months ended September 30, 2023, the Company has paid Vivus $1,089,683. As of September 30, 2023, the principal balance on the Note is $8,388,093.

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

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of September 30, 2023, December 31, 2022 and December 31, 2021, the reserves for product returns were $2.9 million, $2.3 million and $3.8 million, respectively, and are included as a component of accrued expenses. During the nine months ended September 30, 2023 and 2022, respectively, the Company recorded $1.3 million and $7.6 million of returns as a reduction of gross revenue.

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

Change in fair value of derivative liability

For the nine months ended September 30, 2023, the Company recorded a loss of $0.4 million for the change in fair value of the derivative liability compared to a gain of $0.5 million for the nine months ended September 30, 2022. The loss in 2023 related to the increase in the fair value of derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

The gain in 2022 represented the change in fair value of the derivative during the nine months ended September 30, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout associated with the Mergers consummated on December 1, 2020 would be met.

Change in fair value of warrant liability

For the nine months ended September 30, 2023, the Company recorded a gain of $11.7 million for the change in fair value of the warrant liability compared to $0 for the nine months ended September 30, 2022. The gain related to the decrease in the fair value of warrants issued in the July 2023 private placement which were classified as liabilities in accordance with ASC 480.

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

Nine Months Ended September 30, 2023 and 2022 (Unaudited)

The following table sets forth a summary of our statements of operations for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Net sales	$6,186,638	$5,193,953
Cost of sales	1,473,073	1,408,086
Gross profit	4,713,565	3,785,867

Operating expenses:
Selling, general and administrative	6,382,166	9,285,317
Warrant issuance costs	2,855,000	—
Gain on settlement with Vivus	—	(3,389,941)
Research and development	1,574,760	1,562,518
Depreciation and amortization expense	2,480,385	4,682,610
Intangible asset impairment	—	7,460,000
Total operating expenses	13,292,311	19,600,504

Loss from operations	(8,578,746)	(15,814,637)

Change in fair value of derivative liability	(430,000)	460,000
Change in fair value of warrant liability	11,739,000	—
Interest income	287,722	—
Interest expense, promissory note	(410,317)	(451,075)
Loss on issuance of Series A Preferred Stock	(11,088,997)	—

Loss before income taxes	(8,481,338)	(15,805,712)

Income tax expense	—	10,501

Net Loss	$(8,481,338)	$(15,816,213)

Net Sales

Net sales for the nine months ended September 30, 2023 were $6,186,638, composed of $3,416,444 of net sales from Prescription Medicines and net sales of $2,770,194 from Medical Devices.

Net sales for the nine months ended September 30, 2022, were $5,193,953, composed of $2,716,311 of net sales from Prescription Medicines and net sales of $2,477,642 from Medical Devices.

For the nine months ended September 30, 2023 gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 23%, 19%, and 17% of total gross billings. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

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

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to four main customers, as described above, which collectively accounted for approximately 92% of Stendra® net sales for the nine months ended September 30, 2023. Individually, sales to the four main customers, accounted for 31%, 26%, 23%, and 12% of Stendra® gross billings for the nine months ended September 30, 2023.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $992,685 or 19% higher during the nine months ended September 30, 2023 compared to the same period in 2022 consisting of a $700,133 increase in the net sales of Stendra® and a $292,552 increase in Medical Device Sales. The increase in net sales of Stendra® was substantially due to decreased related sales allowances. The increase in net sales for Medical Devices included an increase in domestic sales of VED systems and no change in international sales of VED systems.

Cost of Sales

Cost of sales for the nine months ended September 30, 2023, were $1,473,073, composed of $343,109 of cost of sales for our Prescription Medicines segment and $1,129,964 for our Medical Devices segment.

Cost of sales for the nine months ended September 30, 2022, were $1,408,086, composed of $525,073 of cost of sales for our Prescription Medicines segment and $883,013 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the nine months ended September 30, 2023 consisted of 50% royalty expenses, 38% third-party product cost of sales, and 12% in inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the nine months ended September 30, 2023 consisted of 83% raw materials and 17% production labor.

Cost of sales increased by $64,987 or 5% during the nine months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023 and 2022, cost of sales as a percentage of net sales was 24% and 27%, respectively. The decrease in cost of sales as a percentage of net sales was a result of decreased sales order fulfillment costs (on a per unit basis) during the nine months ended September 30, 2023 compared to the same period in 2022.

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $4,713,565, or 76% of net sales, composed of $3,073,335 of gross profit from Prescription Medicines and $1,640,230 from Medical Devices. Gross profit for the nine months ended September 30, 2022 was $3,785,867, or 73% of net sales, composed of $2,191,238 of gross profit from Prescription Medicines and $1,594,629 from Medical Devices. The increase in gross profit was driven by the changes in net sales and cost of goods sold (“COGS”) per above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended September 30, 2023, were $6,382,166, composed of $1,006,666 of selling, general and administrative expenses of our Prescription Medicines segment, $1,398,890 of selling, general and administrative expenses of our Medical Devices segment and $3,976,610 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $2,903,151 or 31% during the nine months ended September 30, 2023, compared to the compared to the same period in 2022. Decreased selling general and administrative expenses were primarily driven by decreased direct selling and marketing expenses of $987,219, decreased stock based compensation expense of $761,737, decreased prescription data expenses of $460,064, decreased payroll expenses of $379,303 resulting from decreased headcount, decreased insurance expenses of $317,052, decreased professional service fees of $129,422 as management sought to reduce expenses to improve operational efficiencies and decreased other operating expenses of $259,921 partially offset by a waiver of FY 23 PDUFA fees by the FDA resulting in a $277,060 increase in PDUFA expenses, and increased franchise taxes of $114,507.

Warrant issuance costs

For the nine months ended September 30, 2023, the Company recorded warrant issuance costs of $2.9 million associated with the July 2023 private placement.

Gain on settlement with Vivus

As a result of the Vivus Promissory Note, as discussed in Note 8 and Note 13, the Company’s total liabilities were decreased by $3,389,941 in the form of concession of customer returns, which were recognized as a gain on settlement during the nine months ended September 30, 2022. There was no such activity in the same period of 2023.

Research and development

Research and development expenses for the nine months ended September 30, 2023 were $1,574,760, composed of $1,499,842 for our Prescription Medicines segment and $74,918 for our Medical Devices segment, respectively.

Research and development expenses for the nine months ended September 30, 2022 were $1,562,518, composed of $1,428,848 for our Prescription Medicines segment and $133,670 for our Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the nine months ended September 30, 2023 are composed of  $836,507 for clinical development and $436,222 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®; $200,000 for upfront licensing fees and $24,620 for consulting fees related to the H100 license acquired in March 2020, which was later terminated during the second quarter of 2023, and $2,493 related to the Company’s tech transfer of its manufacturing process. Research and development expenses for the Prescription Medicines segment for the nine months ended September 30, 2022 are composed of $793,542 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®; $150,000 for upfront licensing fees, $239,339 for clinical development expenses, and $67,863 for consulting fees related to the H100 license acquired in March 2020, which was later terminated during the second quarter of 2023; and $178,104 related to the Company’s tech transfer of its manufacturing process.

Research and development expenses for the Medical Devices segment for the nine months ended September 30, 2023 are composed of $74,918 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the nine months ended September 30, 2022 are composed of $133,670 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $12,243 or 1% during the nine months ended September 30, 2023, compared to the same period in 2022. Increased research and development expenses were primarily driven by increased clinical development expenses related to the Company’s OTC strategies related to Stendra® and increased upfront licensing fees related to the H100 license acquired in March 2020, which was later terminated during the second quarter of 2023, partially offset by decreased consulting fees related to the Company’s OTC strategies related to Stendra®  and decreased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2023, were $2,480,385, composed of $1,726,409 of depreciation and amortization expenses of our Prescription Medicines segment and $753,976 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the nine months ended September 30, 2022, were $4,682,610, composed of $3,808,991 of depreciation and amortization expenses of our Prescription Medicines segment and $873,619 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years

Change in fair value of derivative liability

For the nine months ended September 30, 2023, the Company recorded a loss of $0.4 million for the change in fair value of the derivative liability compared to a gain of $0.5 million for the nine months ended September 30, 2022. The loss in 2023 related to the increase in the fair value of derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

The gain in 2022 represented the change in fair value of the derivative during the nine months ended September 30, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout associated with the Mergers consummated on December 1, 2020 would be met.

Change in fair value of warrant liability

For the nine months ended September 30, 2023, the Company recorded a gain of $11.7 million for the change in fair value of the warrant liability compared to $0 for the nine months ended September 30, 2022. The gain related to the decrease in the fair value of warrants issued in the July 2023 private placement which were classified as liabilities in accordance with ASC 480.

Interest income

Interest income for the nine months ended September 30, 2023 was $287,722 on funds deposited in interest bearing money market accounts. There was no interest income for the nine months ended September 30, 2022.

Interest expense, promissory note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the nine months ended September 30, 2023 and 2022 was $410,317 and $451,075, respectively.

Loss on issuance of Series A Preferred Stock

As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $11.1 million which is included in other income (expense) in the condensed consolidated statement of operations.

Three Months Ended September 30, 2023 and 2022 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended September 30, 2023 and 2022:

	For the Three Months
	Ended September 30,
	2023	2022
Net sales	$1,674,657	$(1,457,732)
Cost of sales	408,475	286,525
Gross profit	1,266,182	(1,744,257)

Operating expenses:
Selling, general and administrative	2,001,935	2,170,975
Warrant issuance costs	2,855,000	—
Gain on settlement with Vivus	—	—
Research and development	389,093	735,916
Depreciation and amortization expense	826,795	1,560,870
Intangible asset impairment	—	7,460,000
Total operating expenses	6,027,823	11,927,761

Loss from operations	(4,806,641)	(13,672,018)

Change in fair value of derivative liability	(430,000)	—
Change in fair value of warrant liability	11,739,000	—
Interest income	168,481	—
Interest expense, promissory note	(131,351)	(147,677)
Loss on issuance of Series A Preferred Stock	(11,088,997)
Loss before income taxes	(4,549,508)	(13,819,695)

Income tax expense	—	10,501

Net Loss	$(4,549,508)	$(13,830,196)

Net Sales

Net sales for the three months ended September 30, 2023 were $1,674,657, composed of $925,759 of net sales from Prescription Medicines and net sales of $748,898 from Medical Devices.

Net sales for the three months ended September 30, 2022, were $(1,457,732), composed of $(2,140,629) of net sales from Prescription Medicines and net sales of $682,897 from Medical Devices.

For the three months ended September 30, 2023 gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 24%, 21%, and 18% of total gross billings. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

For the three months ended September 30, 2022 gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 30%, 16%, and 15% of total gross billings. Gross billings is a non-

GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to three main customers, as described above, which collectively accounted for approximately 86% of Stendra® net sales for the three months ended September 30, 2023. Individually, sales to the three main customers, accounted for 32%, 29%, and 25% of Stendra® gross billings for the three months ended September 30, 2023.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $3,132,389 or 215% higher during the three months ended September 30, 2023 compared to the same period in 2022 consisting of a $3,066,388 increase in the net sales of Stendra® and a $66,001 increase in Medical Device Sales. The increase in net sales of Stendra® was substantially due to a decrease in estimated reserves for product returns as the prior year period included a significant increase in estimated returns due to wholesaler returns related to the sale of short-dated product above our initial estimates. The increase in net sales for Medical Devices included an increase in domestic sales of VED systems and a decrease in international sales of VED systems.

Cost of Sales

Cost of sales for the three months ended September 30, 2023, were $408,475, composed of $85,388 of cost of sales for our Prescription Medicines segment and $323,087 for our Medical Devices segment.

Cost of sales for the three months ended September 30, 2022, were $286,525, composed of $36,067 of cost of sales for our Prescription Medicines segment and $250,458 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended September 30, 2023 consisted of 54% royalty expenses, 45% third-party product cost of sales and 1% 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the three months ended September 30, 2023 consisted of 80% raw materials and 20% production labor.

Cost of sales increased by $121,950 or 43% during the three months ended September 30, 2023 compared to the same period in 2022. For the three months ended September 30, 2023 and 2022, cost of sales as a percentage of net sales was 24% and -20%, respectively.

Gross Profit (loss)

Gross profit for the three months ended September 30, 2023 was $1,266,182, or 76% of net sales, composed of $840,371 of gross profit from Prescription Medicines and $425,811 from Medical Devices. Gross loss for the three months ended September 30, 2022, was $(1,744,257), composed of $(2,176,696) of gross loss from Prescription Medicines net of $432,439, from Medical Devices. The decrease in gross profit was driven by the changes in net sales and COGS per above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2023, were $2,001,935, composed of $251,674 of selling, general and administrative expenses of our Prescription Medicines segment, $493,447 of selling, general and administrative expenses of our Medical Devices segment and $1,256,814 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $169,040 or 8% during the three months ended September 30, 2023, compared to the compared to the same period in 2022. Decreased selling general and administrative expenses were primarily driven by decreased direct selling and marketing expenses of $321,183, decreased stock based compensation expense of $277,296, decreased payroll expenses of $110,883 resulting from decreased headcount and decreased other operating expenses of $362,606 partially offset by a waiver of FY 23 PDUFA fees by the FDA resulting in a $831,180 increase in PDUFA expenses and increased professional service fees of $71,748.

Warrant issuance costs

For the three months ended September 30, 2023, the Company recorded warrant issuance costs of $2.9 million associated with the July 2023 private placement.

Research and development

Research and development expenses for the three months ended September 30, 2023 were $389,093, composed of $369,505 for our Prescription Medicines segment and $19,588 for our Medical Devices segment, respectively.

Research and development expenses for the three months ended September 30, 2022, were $735,916, composed of $678,552 in our Prescription Medicines segment and $57,364 for our Medical Devices segment.

Research and development expenses for the Prescription Medicines segment for the three months ended September 30, 2023 are composed of $181,594 for consulting fees and $187,911 for clinical development related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®. The Company also reclassified $648,596 of expenses previously reported as consulting fees to clinical development expenses. Research and development expenses for the Prescription Medicines segment for the three months ended September 30, 2022 are composed of $403,085 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter Strategies related to Stendra®; $97,824 for clinical development expenses and $27,408 for consulting fees related to the H100 license acquired in March 2020, which was later terminated during the second quarter of 2023; and $150,235 related to the Company’s tech transfer of its manufacturing process.

Research and development expenses for the Medical Devices segment for the three months ended September 30, 2023 are composed of $19,588 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the three months ended September 30, 2022, are composed of $57,364 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses decreased by $346,823 or 47% during the three months ended September 30, 2023, compared to the same period in 2022. Decreased research and development expenses were primarily driven by decreased consulting fees related to the Company’s OTC strategies related to Stendra® and decreased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2023, were $826,795, composed of $575,470 of depreciation and amortization expenses of our Prescription Medicines segment and $251,325 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the three months ended September 30, 2022, were $1,560,870, composed of $1,269,664 of depreciation and amortization expenses of our Prescription Medicines segment and $291,206 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years

Change in fair value of derivative liability

For the three months ended September 30, 2023, the Company recorded a loss of $0.4 million for the change in fair value of the derivative liability compared to $0 for the three months ended September 30, 2022. The loss related to the increase in the fair value of derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

Change in fair value of warrant liability

For the three months ended September 30, 2023, the Company recorded a gain of $11.7 million for the change in fair value of the warrant liability compared to $0 for the three months ended September 30, 2022. The gain related to the decrease in the fair value of warrants issued in the July 2023 private placement which were classified as liabilities in accordance with ASC 480.

Interest Income

Interest income for the three months ended September 30, 2023 was $168,481 on funds deposited in interest bearing money market accounts. There was no interest income for the three months ended September 30, 2022.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the three months ended September 30, 2023 and 2022 was $131,351 and $147,677, respectively.

Loss on issuance of Series A Preferred Stock

As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $11.1 million which is included in other income (expense) in the condensed consolidated statement of operations.

Liquidity and Capital Resources

General

Cash on hand totaled $17,969,949 at September 30, 2023, compared to $9,426,264 at December 31, 2022.

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2023, we had cash of approximately $18.0 million, working capital of $16.4 million, and an accumulated deficit of $99.2 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

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

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, including the gross proceeds of $15 million raised in the Private Placement (see the section below titled “Liquidity and Capital Resources—July 2023 Private Placement”), as well as by exploring additional ways to raise capital and increasing cash flows from operations.  The company intends to use the proceeds from the July 2023 capital raise to funds its OTC progress through the end of 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. Thus far the Company has taken steps to reduce discretionary expenditures and explored new sources of funding for our research initiatives, such as sponsored research agreements and co-development initiatives. While we are optimistic that we will be successful in our efforts to finance our operations, there can be no assurances that we will be successful in doing so. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(5,366,635)	$(11,226,985)
Net cash provided by (used in) financing activities	13,910,320	(1,438,925)
Net increase (decrease) in cash	$8,543,685	$(12,665,910)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $5,366,635 which primarily reflected our net loss of $8,481,338, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $4,231,207 consisting primarily of depreciation and amortization, costs associated with the Private Placement, and changes in operating assets and liabilities of $1,116,504.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $13,910,320 for the nine months ended September 30, 2023 consisted of the gross proceeds of the Private Placement, offset by payments of the promissory note.

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

July 2023 Private Placement

On July 13, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,666,668 shares of our common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share (the “Series A Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of September 30, 203, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share

The Private Placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The closing of the Private Placement occurred on July 17, 2023. The aggregate gross proceeds from the Private Placement was approximately $15 million. We intend to use the net proceeds from the Private Placement for general corporate purposes.

We engaged Katalyst Securities LLC (the “Placement Agent”) to act as exclusive placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, we paid to the Placement Agent or its designees (i) a cash fee equal to 8% of the gross proceeds of the Private Placement and (ii) warrants to acquire up to an aggregate of 533,334 shares of Common Stock on the same term as the Warrants.

Series A Preferred Stock

The terms of the Series A Preferred Shares are as set forth in the form of Certificate of Designations. The Series A Preferred Shares will be convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We are required to redeem the Series A Preferred Shares in 13 equal monthly installments, commencing on November 1, 2023. The amortization payments due upon such redemptions are payable, at our election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.396, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined below) or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. We may require holders to convert their Series A Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series A Preferred Shares are entitled to dividends of 8% per annum, compounded monthly, which are payable, at our option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. On September 29, 2023, we filed an amendment to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the terms of the Series A Preferred Stock were amended to permit certain additional procedures for the payment of redemptions and conversions Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series A Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Series A Preferred Shares at a premium set forth in the Certificate of Designations. Upon conversion or redemption, the holders of the Series A Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series A Preferred Shares have no voting rights on account of the Series A Preferred Shares, other than with respect to certain matters affecting the rights of the Series A Preferred Shares.

As of November 14, 2023, we have redeemed 1,154 Series A Preferred Shares and issued 87,499 shares of Common Stock pursuant to the terms of the Certificate of Designations.

We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

There is no established public trading market for the Series A Preferred Shares and we do not intend to list the Series A Preferred Shares on any national securities exchange or nationally recognized trading system.

Warrants

The Warrants became exercisable for shares of Common Stock (the “Warrant Shares”) immediately upon issuance, at an initial exercise price of $2.25 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately. There is no established public trading market for the Warrants and we do not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

Registration Rights

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we agreed to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the Conversion Shares and the Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). We filed a registration statement on Form S-3 covering such securities, which registration statement, as amended, was declared effective on September 18, 2023. Under the Registration Rights Agreement, we are obligated to pay certain liquidated damages to the investors if we fail to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement.

Nasdaq Stockholder Approval

Our ability to issue Conversion Shares and Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations. Prior to receiving the Nasdaq Stockholder Approval, such limitations included a limit on the number of shares that may be issued until the time, if any, that our stockholders have approved the issuance of more than 19.99% of our outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). In the Purchase Agreement we agreed to seek the Nasdaq Stockholder Approval at a meeting of stockholders, and we received the Nasdaq Stockholder Approval at a special meeting of stockholders held on September 14, 2023. Our directors and officers, who held approximately 29% of issued and our outstanding Common Stock as of the date of the Purchase Agreement, were party to a voting agreement pursuant to which, among other things, each party agreed, solely in their capacity as a stockholder, to vote all of their shares of Common Stock in favor of the approval of the Nasdaq Stockholder Approval and against any actions that could adversely affect our ability to perform our obligations under the Purchase Agreement. The voting agreement also placed certain restrictions on the transfer of the shares of Common Stock held by the signatories thereto.

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that Adjusted EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business as Adjusted EBITDA may enhance investors’ ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization and to evaluate the Company’s ability to service debt. In addition, Adjusted EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA is a non-GAAP financial measure commonly used in the Company’s industry and should not be construed as an alternative to net loss as an indicator of operating performance (as determined in accordance with GAAP). The Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

The Company defines Adjusted EBITDA as net loss adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Loss	$(8,481,338)	$(15,816,213)	$(4,549,508)	$(13,830,196)
Interest income	(287,722)	—	(168,481)	—
Interest expense, promissory note	410,317	451,075	131,351	147,677
Income tax expense	—	10,501	—	10,501
Depreciation and amortization expense	2,480,385	4,682,610	826,795	1,560,870
EBITDA	(5,878,358)	(10,672,027)	(3,759,843)	(12,111,148)
Stock based compensation	204,492	966,231	30,840	308,136
Gain on settlement with Vivus	—	(3,389,941)	—	—
Intangible asset impairment	—	7,460,000	—	7,460,000
Change in fair value of derivative liability	430,000	(460,000)	430,000	—
Change in fair value of warrant liability	(11,739,000)	—	(11,739,000)	—
Loss on issuance of Series A Preferred Stock	11,088,997	—	11,088,997	—
Adjusted EBITDA	$(5,893,869)	$(6,095,737)	$(3,949,006)	$(4,343,012)

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

The following table presents a reconciliation of net sales to gross billings for the three and nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales	$6,186,638	$5,193,953	$1,674,657	$(1,457,732)
Product Returns	1,290,465	7,644,368	516,440	3,280,289
Contract Rebates	1,037,271	1,175,073	225,085	416,633
Chargebacks	118,490	122,927	42,190	53,334
Cash Discounts	125,679	265,701	36,266	38,298
Distribution Service Fees	678,857	1,402,763	216,234	98,474
Coupon Redemptions	1,176,562	4,419,128	146,626	1,009,138
Gross Billings	$10,613,962	$20,223,913	$2,857,498	$3,438,434

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

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

In the ordinary course of our business, Petros generates, collects and stores proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. If a cyber incident, such as a phishing or ransomware attack, business email compromise attack, virus, malware installation, server malfunction, software or hardware failure, impairment of data integrity, loss of data or other computer assets, adware or other similar issue, impairs, shuts down, or penetrates our computer systems, our proprietary and confidential information, including e-mails and other electronic communications, may be misappropriated. In addition an employee, contractor, or other third party with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information. As a result, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance, and our business, financial condition, and results of operations could be materially and adversely affected.

We rely on third parties to perform services necessary for the operation of our business, and they may fail to adequately secure our proprietary and confidential information. We have in the past been subject to low-threat cyber, phishing, social engineering and business email compromise attacks, none of which individually or in the aggregate has led to costs or consequences that have materially impacted our business, results of operations or financial condition, however, we and our third-party vendors may be subject to such attacks and other cybersecurity incidents in the future. If we or our third-party vendors were to suffer an attack or breach in the future, for example, that resulted in the unauthorized access to or use or disclosure of proprietary and confidential information, we may be required to notify government authorities, be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business, financial results and reputation.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuance of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2023, other than those previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023).

3.3	Amendment to the Amended and Restated By-laws of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 15, 2023).
3.4

Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2023).

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
10.3†

First Amendment to Amended and Restated Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023).

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: November 15, 2023	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: November 15, 2023	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer