Form 10-K
period 2023-12-31
Petros Pharmaceuticals, Inc.
filed 2024-04-01
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $3,145,008.

As of March 26, 2024, the registrant had 6,875,814 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PETROS PHARMACEUTICALS, INC.

All references to “Petros,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (this “Form 10-K”) refer to Petros Pharmaceuticals, Inc. and its consolidated subsidiaries.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. In some cases, predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize Stendra (R) OTC; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros’ common stock, par value $0.0001 per share ( “Common Stock”) less attractive to investors; risks related to Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Annual Report, including under the section entitled “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Annual Report on Form 10-K represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Risks Related to Petros’ Capital Requirements and Financing

●	Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.
●	Petros has incurred significant losses and may continue to experience losses in the future. We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives. Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.
●	Petros’ consolidated balance sheet contains significant amounts of intangible assets. Petros recorded a significant intangible asset impairment charge related to the Stendra ® product in 2022. Should net revenue not meet projections through the December 2029 estimated useful life of the Stendra ® product, Petros may need to record additional impairment charges.

Risks Related to Petros’ Business, Industry and Operations

●	Public health crises could adversely affect our business, financial condition and results of operations.
●	The timing and probability of obtaining sufficient capital depends, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / Over-The-Counter (“OTC”) strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future. Should Petros not be successful with our OTC strategies, it would have a material adverse impact on our operations and financial condition. Projections rely on the ability to sell Stendra® in the OTC market.
●	We depend on a limited number of customers for a significant portion of our sales and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.
●	We are subject to ongoing obligations under a settlement agreement relating to the termination of a commercial supply agreement with Vivus.
●	We may experience delays or problems in the supply of Stendra® if Patheon experiences delays in or fails to establish and validate its ability to manufacture supply of the Company’s Stendra® product, which could materially and adversely affect our ability to obtain sufficient quantity of Stendra® API to meet market demand.
●	Petros is subject to ongoing obligations under a settlement agreement relating to the termination of a commercial supply agreement with Vivus.
●	Petros is substantially dependent on a limited number of commercial products. Any difficulties or delays in product manufacturing, regulatory compliance, sales or marketing could affect Petros’ future results.
●	The FDA may determine that Petros’ products or product candidates have undesirable side effects that could result in regulatory action, impede commercialization, or delay or prevent their regulatory approval.
●	Petros relies on third parties for the supply of the raw materials necessary to develop and manufacture its products.
●	Petros relies on third - party contract manufacturers to produce commercial quantities of its products.

●	Petros may experience pricing pressure on the price of our products due to social or political pressure to lower the cost of drugs, which would reduce our revenue and future profitability, if achieved.
●	Products may face competition from generic drug products and other similar drug products.
●	The business that Petros conducts outside the United States may be adversely affected by international risk and uncertainties.
●	Petros has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of Petros’ financial reporting depends on the effectiveness of its internal controls over financial reporting.
●	Cyberattacks and other data security breaches could compromise our proprietary and confidential information, which could harm our business and reputation or cause us to incur increased expenses to address any such breaches.

Risks Related to Government Regulation and Legal Proceedings

●	Our approved drug products are subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Regulatory approval is limited by the FDA to those specific indications and conditions for which approval has been granted. We may be subject to fines, penalties, injunctions, or other enforcement actions if regulatory authorities determine that we are promoting any products for unapproved or “off-label” uses, resulting in reputational and business damage.
●	Petros and its flagship pharmaceutical asset, Stendra®, is subject to the guidelines, standards and processes governed by the FDA for prescription to OTC switches, a significant value initiative for the organization. This process presents a potentially formidable rate limiting factor that may delay, halt or disrupt program development.
●	Petros’ medical devices are subject to stringent regulatory oversight and any adverse regulatory action may adversely affect our financial condition and business operations.
●	Petros relies on third-party contract manufacturers to produce commercial quantities of our products and on third parties to conduct, supervise, and monitor preclinical studies and clinical trials.
●	Petros’ relationships with prescribers, purchasers, third-party payers and patients are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, any violation of which could expose it to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Petros’ marketing and advertising are regulated by the FDA, Federal Trade Commission and State and County Attorneys General, and it may face enforcement and litigation specifically related to the nature and sales channels of its products.

Risks Related to Petros’ Intellectual Property

●	Petros’ license agreement for Stendra® is a sublicense that is dependent on Vivus’ license agreement with a third party.
●	Vivus has granted a license to Hetero USA, Inc. and Hetero Labs Limited to manufacture and commercialize the generic version of Stendra® in the United States once it comes off patent.
●	We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming. If we fail to protect our intellectual property rights, its ability to pursue the development of its products would be negatively affected. If we infringe the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.
●	Petros may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
●	Changes in trends in the pharmaceutical and medical device industries, including changes to market conditions, could adversely affect Petros’ operating results.

Risks Related to Petros’ Common Stock

●	We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our consolidated financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.
●	Our stock price may be volatile, and sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.
●	Our largest shareholder maintains the ability to significantly influence all matters submitted to Petros’ stockholders for approval.

v

PART I

ITEM 1.BUSINESS

Petros was organized as a Delaware corporation on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “our company,” “Petros” and the “Company” refer to Petros Pharmaceuticals, Inc. and its subsidiaries.

Business Model and Primary Marketed Products

Petros Pharmaceuticals is committed to the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key prescription pharmaceuticals as Over-the-Counter (“OTC”) treatment options. Currently, Petros is pursuing increased access for its flagship prescription ED therapy, Stendra®, via potential OTC designation. If ultimately approved by the FDA for OTC access, Stendra® may be the first in its class to achieve this marketing status, also establishing company know how as a proven platform for other prospective prescription therapeutics.

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

Stendra®

Stendra® is an FDA-approved Phosphodiesterase - 5 (“PDE – 5”) inhibitor prescription medication for the treatment of ED and is the only patent protected PDE-5 inhibitor on the market. As a distinct molecule with high in-vitro affinity and selectivity for penile tissue (clinical significance of this in-vitro selectivity profile is unknown), Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken once daily as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing) , subject to certain contraindications and limitations common among PDE-5 inhibitors. For example, Stendra® is contraindicated for, and may cause hypotension when used by, individuals who take medicines called “nitrates,” alpha-blockers, or other antihypertensives or who have consumed a substantial amount of alcohol (e.g., more than three glasses of wine or three shots of whiskey).

On September 30, 2016, we acquired from Vivus all of the rights to license, develop, market, sell, and distribute the drug avanafil (the active ingredient in Stendra®) in the United States, Canada, South America, and India, including all assets related to, or necessary for, the exercise of such rights, such as licenses, trademarks, and intellectual property rights. The drug avanafil was initially developed by Mitsubishi Tanabe Pharma Corporation (“MTPC”) and MTPC licensed the rights to avanafil to Vivus in December 2000 (the “MPTC License”). Stendra® (avanafil) was approved by the FDA in April 2012. Petros seeks to make Stendra® the first oral ED prescription therapy available as a (nonprescription) over-the-counter (“OTC”) option in the United States (referred to as an “Rx-to-OTC switch”). To that end, Petros has developed a Stendra® Drug Facts Label (DFL) and completed two label comprehension studies (which are non-clinical consumer studies intended to assess whether consumers understand key elements of an OTC drug label, namely instructions for use, contraindications, in-use warnings, and precautions), announcing their completion in July and December 2021, respectively. Petros also completed two pilot “self-selection” studies in the first half of 2022, one of which included participants from the general population and the other of which was specific to nitrate-medicine users (a patient group of particular interest to the FDA). In these self-selection studies, individuals who were interested in utilizing an OTC ED product were recruited to review the draft OTC labeling for Stendra® and determine whether or not the product would be appropriate for them to use without the intervention of a healthcare professional. Petros has shared pertinent data from these studies with the FDA in a pre-IND meeting that Petros held as a written response engagement during the first half of 2022. Following such meeting, Petros collected and implemented FDA feedback to optimize the Stendra® DFL. Petros further completed a second pivotal Label Comprehension Study and shared its results in a subsequent engagement with FDA in October 2023. Petros is currently pursuing the next phase of Self Selection Studies including technology assistive tools guided by the FDA. FDA guidance around this technology inclusion stems from a proposed rule published by the FDA on June 28, 2022, entitled, “Nonprescription Drug Product With an Additional Condition for Non-prescription Use” (or ACNU). If finalized, this rule would establish requirements for certain OTC drug products for which FDA has determined additional measures must be implemented to ensure appropriate self-selection and/or appropriate actual use by consumers without the supervision of a healthcare practitioner. While Petros believes this proposed rule indicates FDA’s intent to increase OTC drug availability, it may also create additional challenges in connection with an Rx-to-OTC switch. Accordingly, Petros will continue to explore and align with the FDA and make necessary updates to its current development plans and activities for Stendra, in anticipation of FDA’s enactment of the final ACNU rule, anticipated to occur in the first half of 2024. Since the latest FDA engagement in October 2023, the FDA has granted Petros a listen only meeting for demonstration of its technology platform to take place on March 12, 2024, and a Type C meeting on March 26, 2024, to review various study protocols pertaining to the technology and the OTC switch pathway.

Vacuum Erection Devices (“VEDs”)

Petros also markets its own line of medical devices intended for ED treatment through its subsidiaries, Timm Medical and PTV, including the VED systems marketed as “Osbon ErecAid” and “PosTVac.” We plan to continue to grow the VED business both domestically and internationally. Petros believes that its potential growth will come through the expansion of its distribution partner network, which currently includes several national and international distributors as well as a growing number of regional small-business distributors specialized in the urology landscape. Additionally, Petros intends to continue to leverage existing relationships with key clinician decision makers, offering direct purchase agreements for Centers of Excellence in prostate cancer and sexual health rehabilitation. This will allow for increased local purchase availability for consumers. We believe that potential international growth will come through additional work with existing customers to expand our current base of business while also working to unlock new international territories. In addition to expanding the distribution network, Petros is pursuing better use of the historical clinical data available regarding VEDs.

H100™

In addition to ED products, we had an exclusive global license to develop and commercialize H100™, a novel and patented topical formulation candidate for the treatment of acute Peyronie’s disease. However, in an effort to prioritize and strategically focus on the Rx to OTC switch of Stendra® this license and development agreement was terminated by the Company on May 11, 2023. Expenses related to the development of H100™, prior to the license termination in May 2023, which was in the early stages of development and had not yet sought FDA approval to begin Phase 1 clinical trials, were categorized under the Prescription Medications segment.

Manufacturing and Supply

Petros currently only has facilities to assemble its VED products, and therefore must rely on qualified third-party contract manufacturers with appropriate facilities and equipment to contract manufacture commercial quantities of its other products. If, for any reason, Petros’

contract manufacturers cannot perform as agreed, it may be required to replace them. Although Petros believes there are a number of potential replacements, it may incur added costs and delays in identifying and qualifying any such replacements.

Petros obtains from third parties the raw materials necessary to develop and manufacture its products, including the active and inactive pharmaceutical ingredients used in its products. Petros has historically relied on Vivus to supply the active pharmaceutical ingredient (“API”) necessary for the manufacture of Stendra® pursuant to a commercial supply agreement executed on September 30, 2016 (the “Vivus Supply Agreement”), which required Petros to purchase certain minimum quantities of Stendra® in each year of the Vivus Supply Agreement term. The Vivus Supply Agreement was terminated by Petros effective September 30, 2021. On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note in favor of Vivus in the principal amount of $10,201,758 (the “Note”). The parties also entered into a Security Agreement to secure Petros’ obligations under the promissory note. The Company recorded the impact of this transaction, including the gain in the first quarter of 2022.

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represented approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement Vivus also released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order later in the first quarter of 2022 upon the Company’s satisfaction of the remaining regulatory submission requirements.

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

Customers

We depend on a limited number of customers for a significant portion of our sales and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results. For the year ended December 31, 2023, 3 customers accounted for approximately 60% of our consolidated gross billings, and 4 main customers collectively accounted for approximately 93% of Stendra® gross billings. For further information, refer to Note 3 of the Notes to Consolidated Financial Statements. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

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

As of December 31, 2023, we had 21 full time employees, all of whom were based inside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

The process required by the FDA before a new drug may be marketed in the United States generally involves some or all of the following key steps:

●	completion of nonclinical studies, such as laboratory tests, animal studies, and formulation studies, performed in compliance with FDA regulations for good laboratory practices, or GLPs, and other applicable regulations;
●	design of a clinical protocol and its submission to the FDA as part of an IND, which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to good clinical practices, or GCPs, to establish the safety and efficacy of the product candidate for its intended use;
●	submission of a new drug application (“NDA”) to the FDA along with payment of the application user fee and FDA acceptance of that NDA;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with current good manufacturing practices (“cGMPs”) in order to assure that the facilities, methods and controls are adequate to preserve the drug candidate’s identity, strength, quality and purity;
●	possible inspection of selected clinical study sites to confirm compliance with GCP requirements and data integrity; and
●	FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, if applicable, which must occur prior to any commercial marketing or sale of the drug product in the United States.

Stendra® was approved via a traditional NDA in April 2012 for prescription-only use in treating ED. The approved NDA contains numerous contraindications, warnings, and risks, as well as instruction regarding when to seek help from a healthcare professional, among other things. In connection with our OTC strategy, we have over three years invested in the program and several key studies completed, including a pre-IND engagement with FDA in mid-2022, as well as subsequent Type C meetings in 2023 and additional FDA meetings granted and scheduled for 2024. Current regulatory landscape for OTC approval of a prescription pharmaceutical presents several possible applications, with some options posed to industry as proposed rules (pending formal approval into policy) by FDA. Options that may pertain to Stendra® OTC application for approval may include an sNDA, a new NDA for OTC and/or a Drug-Device application. In any application, the development of the Drug Facts Label, proven consumer comprehension, and demonstrated acceptable and appropriate consumer self-selection as well as safe and appropriate actual use in an OTC or non-prescription setting, remain paramount to the pathway to approval. Petros has, and intends to continue to, self-fund their OTC initiative.

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

Post-Market Requirements for Medical Devices

Numerous post-market regulatory requirements apply to medical devices, including, but not limited to:

●	the QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	clearance or approval of product modifications to 510(k)-cleared or PMA-approved devices that could affect safety or effectiveness;
●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses;
●	advertising and promotion requirements;

●	medical device reporting regulations, which require that manufacturers report to the FDA if their devices may have caused or contributed to deaths or serious injuries or malfunctioned in ways that would likely cause or contribute to deaths or serious injuries if the malfunctions were to recur;
●	medical device correction and removal reporting regulations, which require the manufacturers to report to the FDA corrections and removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and
●	post-market surveillance regulations, which apply when necessary to protect public health or to provide additional safety and effectiveness data for the devices.

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

Risks Related to Petros’ Capital Requirements and Financing

Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated April 1, 2024, Marcum LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2023, we had approximately $13.3 million of cash. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Petros has incurred significant losses and may continue to experience losses in the future.

Petros had a net loss of $8.2 million for the year ended December 31, 2023, and a net loss of $20.0 million for the year ended December 31, 2022. As of and for the year ended December 31, 2023, Petros used funds in operations of approximately $7.6 million and had an accumulated deficit of $98.9 million. While Petros had available cash of approximately $13.3 million at December 31, 2023, it cannot predict if it will achieve profitability soon or at all. Petros expects to continue to expend substantial financial and other resources on, among other things:

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

Petros expects its operating losses to continue in the near term in order to carry out its strategic objectives. Petros considers historical operating results, capital resources and financial position, and current projections and estimates as part of its plan to fund operations over a reasonable period of time. Petros believes that based on these factors, along with our projections for 2024, that the available cash on hand is not sufficient to fund its operations through at least April 1, 2025.

We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.

We will require additional financing to further develop and market our products, fund operations, and otherwise implement our business strategy. Our current cash resources will not be sufficient to fund these activities. We are exploring additional ways to raise capital, but we cannot assure you that we will be able to raise capital. The timing and probability of obtaining sufficient capital depends, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription OTC strategies related to Stendra®. Should Petros not be successful with our OTC strategies, it could have a material adverse impact on our operations and consolidated financial statements. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies and may require us to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

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

Petros’ consolidated balance sheet contains significant amounts of intangible assets, and a decline in the fair value of an intangible asset could result in an asset impairment charge, such as the recent impairment charges related to our Stendra product.

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

Risks Related to Petros’ Business, Industry and Operations

Public health crises could adversely affect our business, financial condition and results of operations.

Our business could be adversely impacted by the effects of future pandemics, epidemics or infectious disease outbreaks. The COVID-19 pandemic has had negative effects on the health of the U.S. economy, and other public health crises could have similar effects in the future. We cannot reasonably estimate the length or severity of the impact that the COVID-19 pandemic, including the emergence of any new variants, will have on its financial results, and the Company may experience a material adverse impact on its sales, results of operations, and cash flows in fiscal 2024 and beyond.

The emergence of another pandemic, epidemic or infectious disease outbreak, and any required or voluntary actions to help limit the spread of illness, could impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, financial condition and results of operations. The extent to which a future pandemic, an epidemic or an infectious disease outbreak impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope and the actions taken to contain or treat such pandemic, epidemic or outbreak.

We depend on a limited number of customers for a significant portion of our sales and the loss of, or a significant shortfall in demand from, these customers could have a material adverse effect on our financial condition and operating results.

We generate a significant amount of sales from a limited number of customers. For the year ended December 31, 2023, 3 customers accounted for approximately 60% of our consolidated gross billings, and 4 main customers collectively accounted for approximately 93% of Stendra® gross billings. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below. We expect that sales to relatively few customers will continue to account for a significant percentage of our net revenues in future periods. However, these customers or any of our other customers may not continue to purchase our products at current levels, pricing, or at all, and our revenue could fluctuate significantly due to changes in economic conditions, the success of our competitors’ products, or the loss of, reduction of business with, or less favorable terms with any of our largest customers. We have not entered into purchase agreements with any of these customers, and therefore, these customers are not subject to minimum purchase orders or have any contractual obligations to purchase our products. If we were to lose one of our key customers or have a key customer significantly reduce its volume of business with us, our revenues may be materially reduced, which would materially and adversely affect our business, financial condition, and cash flows and projections.

Petros recorded net sales of approximately $2.3 million of Stendra® in 2023, which accounted for 39.3% of Petros’ total revenues in 2023. Events having a material adverse effect on Stendra® sales may result in a significant adverse impact on our revenues.

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

On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note. In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000 and a payment of $1,542,904 with respect to the purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represented approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement Vivus also released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order later in the first quarter of 2022 upon the Company’s satisfaction of the remaining regulatory submission requirements. The Company recorded the impact of this transaction, including the gain, in the first quarter of 2022.

Pursuant to the Vivus Settlement Agreement, the parties also executed Amendment No. 1 to the License Agreement (the “Amendment”). The Amendment provides that Vivus shall retain its co-exclusive right along with the Company to develop, manufacture, commercialize and otherwise exploit the Stendra® product in the territory covered by the License Agreement, provided that Vivus shall not exercise such right unless an Event of Default occurs under the Vivus Settlement Agreement, the Note, or the Security Agreement. The Amendment further provides that, upon such an Event of Default, the License Agreement will terminate and Vivus will have the right to use all regulatory documentation and submissions of Metuchen and other rights as may be necessary for Vivus to exercise its right to exploit the Stendra® product. The Amendment also acknowledges that Metuchen has assigned its rights under the License Agreement to Vivus as a “financing entity” and provides that such rights may be assigned in certain circumstances. If the Company fails to perform its obligations under the Vivus Settlement Agreement or the amended License Agreement, the Company may forfeit its rights under the License Agreement and be unable to exploit the Stendra® product.

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

Petros’ ability to achieve its business objectives is directly dependent on its ability to get its products to market, and any delays or difficulties in manufacturing, regulatory compliance, sales or marketing could have an adverse impact, including but not limited to the following types of events:

●	failure to predict market demand for, or to gain market acceptance of, approved products;
●	failure to comply with applicable regulatory requirements, which could result in costly and disruptive enforcement actions, or otherwise require costly and disruptive corrective actions;
●	delays, unavailability, or undetected defects with respect to product manufacturing materials;
●	failure to maintain appropriate quality standards throughout the internal and external supply network or comply with cGMPs or other regulations;
●	failure to establish and maintain adequate health care coverage and reimbursement;
●	failure to establish and maintain market demand and acceptance for Petros’ products through marketing and sales activities, and any other arrangements to promote these products;
●	failure to adequately train sales and marketing personnel regarding regulatory compliance matters and any exposure that Petros may face due to noncompliance of such personnel;
●	failure to establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
●	failure to manufacture products in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand;
●	failure to effectively compete with other products on the market;
●	failure to maintain a continued acceptable product safety and efficacy profile;
●	interruptions to supply chain continuity or commercial operations as a result of man-made or natural disasters; and
●	failure to maintain supply chain integrity against intentional and criminal acts.

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

Continued healthcare reform measures will likely continue to impact the pharmaceutical industry. For example, the Biden administration introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. In addition to a number of executive orders intended to combat various aspects of U.S. healthcare costs, there have been several noteworthy legislative enactments. For example, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. Further, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, in August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. In December 2023, the Biden-Harris Administration announced further related initiatives under the IRA to lower prescription costs and increase competition with help from HHS, the Department of Justice (“DOJ”), and the FTC. There is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S. or the effect of any future legislation or regulation. However, in early January 2024, the FDA did approve a plan from Florida to import low-cost drugs from Canada. Such initiatives could result in downward pressure on the prices of Petros’ products in the future and adversely affect its ability to obtain or maintain approval and/or successfully commercialize drug products and/or medical devices in the United States.

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

If the FDA or comparable foreign regulatory authorities approve generic or similar versions of any of Petros’ products, the sales of Petros’ products could be adversely affected. If any such generic versions of Stendra® are approved, Stendra® would become the “reference listed drug” in the FDA’s Orange Book. Other applicants may then seek approval of generic versions of the product through submission of ANDAs in the United States. In support of an ANDA, a generic applicant would not need to conduct full clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration, conditions of use and labeling, among other commonalities, as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is available at the site of action at the same rate and to the same extent as the reference listed drug. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices and are generally preferred by third party payers. As a result, the FDA, executive administrations and Congress have taken steps to encourage increased generic drug competition in the market in an effort to bring down drug costs. The recent change in administration and control of the U.S. Senate may result in initiatives to further such competition or downward pricing.

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

Internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of consolidated financial statements and may not prevent or detect misstatements. Failure to maintain effective internal controls over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in Petros’ disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose it to legal or regulatory proceedings.

In connection with the audit of its December 31, 2023, consolidated financial statements, Petros’ management identified the following deficiencies, which it considers to be “material weaknesses,” which, individually or in the aggregate, could reasonably result in a material misstatement in the Company’s financial statements:

●	Petros currently has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices. This restricts the Company’s ability to gather, analyze and report information relative to the consolidated financial statements in a timely manner, including timely and adequate review of schedules and analysis used in the financial close process and the documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. The Company should evaluate their significant processes to ensure the key controls are being carried out as designed;
●	The size of Petros’ accounting and IT department makes it impracticable to achieve an appropriate segregation of duties;
●	Petros does not have appropriate IT access related controls specifically:
o	There is no limit to the number of password attempts allowed before an account becomes locked out.
o	There is no maximum length of days a password can be in use.

The Company should implement mitigating controls that would prevent or detect (in a timely manner) unauthorized transactions that might result.

Petros’ remediation efforts are ongoing and it will continue its initiatives to implement and document policies, procedures, and internal controls. The remediation efforts included the implementation of additional controls to ensure all risks have been addressed. Management further emphasized compliance with existing internal controls. Remediation of the identified material weaknesses and strengthening the internal control environment will require a substantial effort throughout 2024 and beyond, as necessary, and Petros will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Petros cannot guarantee that it will be successful in remediating the material weaknesses it identified or that its internal control over financial reporting, as modified, will enable it to identify or avoid material weaknesses in the future.

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

Petros currently only has facilities to assemble its VED products, and therefore must rely on qualified third-party contract manufacturers with appropriate facilities and equipment to contract manufacture commercial quantities of other products. Petros also relies on contract manufacturers to produce quantities of its product candidates to support its development programs. Petros expects to pursue additional contract manufacturing for certain of its products in the future. Any performance failure on the part of its contract manufacturers could delay production or delivery of any approved products and could delay product candidate development programs, depriving Petros of potential product revenue and resulting in development programs taking longer than planned. Failure by Petros’ contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, delays in development programs, withdrawals of marketing approvals, refusal of regulatory authorities to approve new marketing applications or supplements, cost overruns or other problems that could materially adversely affect its business. Contract manufacturers may encounter difficulties involving production yields, quality control and quality assurance.

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

In the United States, engaging in the impermissible promotion of products for off-label uses can also subject a company to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws. Such litigation can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict a company’s business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts. These false claims statutes include the federal civil False Claims Act, which allows any individual to bring a lawsuit against a company on behalf of the federal government alleging submission of false or fraudulent claims or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These False Claims Act lawsuits have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose sponsors to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that companies will have to defend a false claim action, and pay settlements fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs.

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

The prescription to OTC approval pathway and mechanism involves numerous stages of human behavior and use studies. A prescription to OTC switch pharmaceutical candidate must first translate its label into an optimized consumer friendly and OTC digestible (without the learned intermediary) format without compromising critical safety language and information. This is known as the Drug Facts Label (DFL). Once optimized, a series of studies are deployed to measure and assess consumer comprehension and appropriate self-selection. Each iteration of format and content is usually submitted to FDA for feedback and alignment, enabling the stepwise progress from one study to the next. Once the DFL has been optimized, comprehension has been demonstrated and appropriate self-selection has been proven, an Actual Use Trial is deployed where the intended patient engages, self-selects and uses the product without a prescription. This is often considered the final phase of demonstrated safe and appropriate use by the laymen consumer without a prescription or trained practitioner intermediatory. According to the CHPA, approximately 106 ingredients, indications, or dosage strengths have been lawfully switched from prescription medicines to OTC drugs. Both the FDA and CHPA, along with several other entities, have indicated significant interest in expanding non-prescription access to prescription medicines to numerous chronic conditions considered critical for improved public health and consumer compliance to therapy. In 2012 (NSURE) and again in 2022 (ACNU), the FDA announced proposed rules to enable Additional Conditions for Non-prescription Use. These programs are intended to identify and establish modified and incremental resources, tools and technologies to support the expanded approval of new therapeutic indications for non-prescription access. Although interest is evident by numerous influential bodies, the process of expanded non-prescription access to key prescription therapies remains in many ways nascent and in development. The FDA proposed a rule in 2022 for additional conditions for nonprescription use, but the final rule has not been issued. In November 2023, the FDA Commissioner renewed the charter for the advisory committee on nonprescription drugs for two years. Several companies interested in this space have remained outspoken, communicative and tuned into this potential landmark development by FDA. Several organizations, including Petros, have already begun establishing their intended strategy calibrated to standards shared by FDA.

If Petros is unable to advance its product candidates, including Stendra® OTC designation, in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experience significant delays in doing so, its business may be materially harmed.

Petros is not permitted to market or promote any of its product candidates before it receives regulatory approval from the FDA or comparable foreign regulatory authorities, and it may never receive such regulatory approval or approval may be later revoked. Petros may only receive approval in a limited patient population, it may experience delays in receiving such regulatory approval, or it may not receive regulatory approval for new indications or uses such as OTC. Even if Petros successfully commercializes Stendra® OTC, it may not be successful in developing and commercializing any other product candidates, and its commercial opportunities may be limited.

Petros cannot be certain that any of its product candidates will be successful in clinical and preclinical trials or receive regulatory approval. Further, its product candidates may not receive regulatory approval even if they are successful in clinical trials and Petros submits the required marketing applications seeking regulatory authorization for their use.

For each product candidate, Petros must demonstrate safety and efficacy in humans, obtain regulatory approval in one or more jurisdictions, obtain manufacturing supply capacity and expertise, and substantially invest in marketing efforts before it is able to generate any revenue from such product candidate. The success of Petros’ product candidates such as Stendra® OTC, in particular, will depend on several factors, including the following:

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

Petros may not be able to initiate or continue certain trials or its other product candidates if it is unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of trials.

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

In addition to patents, Petros relies on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions and security measures to protect its confidential and proprietary information. These measures do not guarantee protection of its trade secrets or other proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, Petros cannot guarantee that it has executed these agreements with each party that may have or have had access to its trade secrets. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, Petros may not have adequate remedies for any such breach or violation, and Petros could lose its trade secrets through such breaches or violations. There is risk that third parties could use Petros’ technology and it could lose any competitive advantage it may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to Petros’ trade secrets, which could impair any competitive advantage it may have.

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

Under the Certificate of Designations (the “Certificate of Designations”) of our Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), we are required to redeem the shares of Series A Preferred Stock in monthly installments. Holders of Series A Preferred Stock are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of common stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 107% of the applicable payment amount due. For installment amounts paid in shares of common stock, the number of shares of common stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our common stock during the thirty trading day period immediately prior to the date the payment is due or (B) $0.396 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

Our ability to make payments due to the holders of Series A Preferred Stock using shares of common stock is subject to certain limitations set forth in the Certificate of Designations. If we are unable to make installment payments in shares of common stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of Series A Preferred Stock using cash is also limited by the amount of cash we have on hand at the time such payments are due, as well as certain provisions of the Delaware General Corporation Law. Further, we intend to make the installment payments due to holders of Series A Preferred Stock in the form of common stock to the extent allowed under the Certificate of Designations and applicable law in order to preserve our cash resources. The issuance of shares of common stock to the holders of our Series A Preferred Stock will increase the number of shares of common stock outstanding and could result in substantial dilution to the existing holders of our common stock.

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

The Certificate of Designations the Warrants contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. If in the future, while any shares of Series A Preferred Stock or Warrants are outstanding, we issue securities for a consideration per share of common stock (the “New Issuance Price”) that is less than the Conversion Price of the Series A Preferred Stock or the exercise price of the Warrants, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations or the Warrants, to reduce the Conversion Price or the exercise price to be equal to the New Issuance Price, which will result in a greater number of shares of common stock being issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our common stock. It is possible that we will not have a sufficient number of shares available to satisfy the conversion of the Series A Preferred Stock or the exercise of the Warrants if we enter into a future transaction that reduces the applicable Conversion Price or exercise price. If we do not have a sufficient number of available shares for any Series A Preferred Stock conversions or Warrant exercises, we may need to seek shareholder approval to increase the number of authorized shares of our common stock, which may not be possible and will be time consuming and expensive. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of the Series A Preferred Stock or Warrants are outstanding.

Under the Purchase Agreement we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Securities Purchase Agreement pursuant to which we issued the Series A Preferred Stock (“Purchase Agreement”) contains the following restrictive covenants: (i) until no shares of Series A Preferred Stock are outstanding, we agreed not to enter into any variable rate transactions; (ii) for approximately six months after the date on which Conversion Shares and Warrant Shares are eligible for sale by the Investors under a registration statement declared effective by the SEC or pursuant to Rule 144 under the Securities Act, we agreed not to issue or sell any equity security or convertible security, subject to certain exceptions; and (iii) until the later of no shares of Series A Preferred Stock being outstanding and the maturity date of the Series A Preferred Stock, we agreed to offer to the investors party to the Purchase Agreement the opportunity to participate in any subsequent securities offerings by us. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the Purchase Agreement, or we may be forced to seek a waiver from the investors party to the Purchase Agreement.

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

In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the consolidated financial statements of other public companies. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find the Company Common Stock less attractive as a result, there may be a less active trading market for the Company Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We could remain an “emerging growth company” until the earliest to occur of earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2025; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

In addition, we may be required to issue shares of common stock to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock and the payment of the dividends to the holders thereof in common stock as a result of the full ratchet anti-dilution price protection in the Certificate of Designations if the effective common stock purchase price in a subsequent offering is less than the then current Series A Preferred Stock conversion price, which in turn will increase the number of shares of common stock available for sale. Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement covering the resale of such shares. See “Risk Factors—Risks Related to Our Series A Preferred Stock—The Certificate of Designations for the Series A Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series A Preferred Stock or the exercise price of such warrants in the future. These features may increase the number of shares of common stock being issuable upon conversion of the Series A Preferred Stock or upon the exercise of the warrants.” We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

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

As of March 26, 2024, our largest shareholder, JCP III SM AIV, L.P., and its affiliates, in the aggregate, own approximately 8.3% of the issued and outstanding common stock of the Company. As a result, if these stockholders were to choose to act together, they could be able to significantly influence all matters submitted to Petros’ stockholders for approval, as well as Petros’ management and affairs.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We operate in the pharmaceutical industry, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including: intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect customers’, employees’, and vendors’ information and prevent data loss and other security breaches, including a cybersecurity risk assessment program. Both management and the Board of Directors are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Members of our executive management team are responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The individuals currently serving in these roles are our President and Chief Commercial Officer and our Vice President, Finance and Chief Accounting Officer. The executive management team monitors current events in order to remain aware of current cybersecurity threats. The executive management team is informed and alerted by our information technology (“IT”) consultant and our frontline personnel of any specific incidents, in addition to cybersecurity risks. Our executive management will inform our Board of Directors of cybersecurity incidents if and when they may arise. Additionally, the Board considers risks from cybersecurity threats as part of its holistic assessment of the risks facing our business.

Our current cybersecurity risk assessment program consists of processes designed to assess, identify and manage cybersecurity risks, including the use of anti-virus software, multi-factor authentication and risky/suspicious log-in monitoring. We leverage the advice of third-party consultants, including our IT consultant, to help us assess and identify risks from cybersecurity threats, including the threat of a cybersecurity incident, and manage our risk assessment program. Among other things, these providers advise on best practices for safeguarding company data.

We also have policies and procedures to oversee and identify the risks from cybersecurity threats associated with our use of third-party service providers. Our third-party service providers provide us with SOC-1 reports, which document their internal controls, on a regular basis. Our executive management team reviews these reports as part of its assessment of the effectiveness of our internal control over financial reporting. We use such reports to assess and mitigate the risks associated with the use of third-party providers.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, cause existing customers to discontinue purchasing our products, prevent us from attracting new customers, interfere with our efforts to pursue regulatory approvals for our product candidates, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. For further information, see “Risk Factors—Cyberattacks and other data security breaches could compromise our proprietary and confidential information, which could harm our business and reputation or cause us to incur increased expenses to address any such breaches.” in Item 1A of this Annual Report on Form 10-K. We have attempted to preemptively mitigate the financial impact of any cybersecurity incident and currently maintain limited cyber liability insurance. However, our cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

ITEM 2.PROPERTIES

Our principal executive offices are located in New York, New York. We lease approximately 5,600 square feet of office space in Manalapan, New Jersey (“Manalapan Office”). On November 30, 2021, the Company entered into a sublease with respect to its Manalapan Office that has a term that began on January 10, 2022, and continues until the expiration of our lease on August 30, 2024. The Company leases approximately 9,600 square feet of manufacturing and warehouse space in Dodge City, Kansas with a ten-year term that began on January 1, 2017. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional space or substitute space will be available in the future to accommodate our operations as needed.

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

Holders

As of March 26, 2024, there were approximately 297 holders of record of our common shares. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid any cash dividends on our common stock. So long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Certificate of Designations) without the prior written consent of the Required Holders (as defined in the Certificate of Designations). We currently anticipate that we will retain future earnings to fund development and growth of our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. The decision to pay dividends is at the discretion of our board of directors and depends upon our ability to obtain a waiver of the restriction on paying dividends contained in our credit facility, and on our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant.

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ consolidated financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in this Annual Report on Form 10-K. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Annual Report on Form 10-K.

Overview

Petros is committed to the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key prescription pharmaceuticals as Over-the-Counter treatment options. Petros consists of wholly owned subsidiaries, Metuchen Pharmaceuticals, LLC (“Metuchen”), Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus, Inc (“Vivus”) to purchase and receive the license for the commercialization and development of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. Stendra® is a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”) and is the only patent protected PDE-5 inhibitor on the market in the US. Stendra® offers the ED therapeutic landscape a valuable addition as an oral ED therapy that may be taken as early as approximately 15 minutes prior to sexual engagement, with or without food when using the 100mg or 200mg dosing (does not apply to 50mg dosing). Petros is also currently conducting non-clinical consumer studies in connection with the contemplated pursuit of FDA approval for Stendra® for Non-Prescription / Over-The-Counter (“OTC”) use in treating ED.

In addition to Stendra®, Petros’ ED portfolio also includes external penile rigidity devices, namely VEDs, which are sold domestically and internationally.

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of December 31, 2023, the Company had cash of approximately $13.3 million, positive working capital of $9.6 million, an accumulated deficit of approximately $98.9 million and used cash in operations during the twelve months ended December 31, 2023, of approximately $7.6 million. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, as well as by exploring additional ways to raise capital in addition to increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription OTC strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization Stendra® OTC in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

On March 27, 2018, the Company entered into a Sublicense Agreement with Acerus Pharmaceuticals Corporation (“Acerus”) whereby the Company granted to Acerus an exclusive sublicense in Canada for, among other things, the development and commercialization of Stendra® avanafil for a one-time fee of $100,000. The Company was entitled to receive an additional fee of $400,000 if Stendra® is approved by Canadian regulators, as well as commercial milestone payments and royalty fees of 12% of net sales. However, in April 2020 Health Canada issued a Notice of Deficiency (“NOD”) against the New Drug Submission. Metuchen and Acerus attempted to renegotiate modified terms to the sub-license agreement and the viability of a pathway required to address the deficiency noted by Health Canada but to no avail. In March of 2023, Acerus announced commencement of a court - approved (issued by the Ontario Superior Court of Justice and granted by the U.S. Bankruptcy Court for the District of Delaware) sale and investment solicitation process for all or part of its assets. The Sublicense Agreement with Acerus has therefore been halted indefinitely.

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

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions. Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represented approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement, Vivus released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon the Company’s satisfaction of the remaining regulatory submission requirements.

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the years ended December 31, 2023, and December 31, 2022, the

Company paid Vivus $2.0 million and $1.6 million, respectively. As of December 31, 2023, the principal balance on the Note is $8.0 million.

Reverse Stock Split

On November 30, 2022, we effected a 1-for-10 reverse stock split of the issued and outstanding shares of our Common Stock. All share and per share information herein has been adjusted to retrospectively reflect this reverse stock split.

Critical Accounting Estimates

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

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of December 31, 2023, and 2022, the reserves for product returns were $4.2 million and $2.3 million, respectively, and are included as a component of accrued expenses. During the years ended December 31, 2023, and December 2022, respectively, the Company recorded $3.4 million and $9.4 million of returns as a reduction of gross revenue.

Fair Value of Financial Assets and Liabilities - Derivative Instruments

We measure the fair value of financial assets and liabilities in accordance with GAAP, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain financial instruments and contracts, such as debt financing arrangements, the issuance of preferred stock with detachable common stock warrants features that are either i) not afforded equity classification, ii) embody risks not clearly and closely related to host contracts, or iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, or date of modification, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life that the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. During the three months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated for the Stendra® product an impairment. The Company then prepared a discounted cash flow analysis through December 2029, representing the remaining economic useful life for the Stendra® product resulting in an impairment of approximately $7.5 million. As indicators of impairment existed as of December 31, 2022, the Company prepared an undiscounted cash flow analysis. This analysis included projections of future revenue and expenses, which if not achieved could result in future impairment charges. These projections included continued sales of prescription Stendra®. Additionally, the Company is investing in research and development pursuant to our OTC Strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future, such that if our Stendra® OTC strategy is not successful, we may have to partially or fully impair the remaining intangible balance.

The Company has prepared projections including the undiscounted cash flows of the remaining estimated useful lives through December 2031 for the medical device products. Based on the impairment assessment as of December 31, 2022, the Company determined that no intangible asset impairment occurred as the undiscounted cash flows exceeded the respective carrying values of the assets by approximately $0.8 million.

Management continued to analyze the Company's intangible assets during 2023. Management noted that the Company's financial results were consistent with the projections used in the December 31, 2022, analysis. Based on its analysis, Management concluded that there were no triggering events noted that would indicate a potential impairment for long–lived assets for any of the two asset groups, Metuchen Pharmaceuticals and TIMM/PTV.

Results of Operations

Years ended December 31, 2023, and December 31, 2022

The following table sets forth a summary of our statements of operations for the years ended December 31, 2023, and 2022:

	For the Year Ended
	December 31,
	2023	2022
Net sales	$5,822,388	$5,992,054
Cost of sales	1,631,220	2,289,418
Gross profit	4,191,168	3,702,636

Operating expenses:
Selling, general and administrative	9,261,471	12,209,162
Warrant issuance costs	2,855,000	—
Gain on settlement with Vivus	—	(3,389,941)
Research and development	2,409,094	1,740,280
Depreciation and amortization expense	3,282,967	5,598,884
Intangible asset impairment	—	7,460,000
Total operating expenses	17,808,532	23,618,385

Loss from operations	(13,617,364)	(19,915,749)

Other income (expense):
Change in fair value of derivative liability	2,590,000	460,000
Change in fair value of warrant liability	13,974,000	—
Loss on issuance of Series A Preferred Stock	(11,088,997)	—
Interest income	515,311	14,194
Interest expense, promissory note	(536,138)	(596,018)
Total other income (expense)	5,454,176	(121,824)

Net loss before income taxes	$(8,163,188)	$(20,037,573)

Provision for income taxes	—	—

Net loss	$(8,163,188)	$(20,037,573)

Net Sales

Net sales for the year ended December 31, 2023, were $5,822,388, composed of $2,286,373 of net sales from Prescription Medicines and net sales of $3,536,015 from Medical Devices.

Net sales for the year ended December 31, 2022, were $5,992,054, composed of $2,734,639 of net sales from Prescription Medicines and net sales of $3,257,415 from Medical Devices.

For the year ended December 31, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 22%, 21%, and 17% of total gross billings. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

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

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to four main customers, as described above, which collectively accounted for approximately 92% of Stendra® net sales for the year ended December 31, 2023. Individually, sales to the four main customers, accounted for 30%, 28%, 23%, and 11% of Stendra® gross billings for the year ended December 31, 2023.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $169,666 or 3% lower during the year ended December 31, 2023, compared to the same period in 2022 consisting of a $448,266 decrease in the net sales of Stendra® and a $278,600 increase in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to increased related sales allowances. The increase in net sales for Medical Devices included an increase in domestic and international sales of VED systems.

Cost of Sales

Cost of sales for the year ended December 31, 2023, were $1,631,220, composed of $277,490 of cost of sales for our Prescription Medicines segment and $1,353,730 for our Medical Devices segment.

Cost of sales for the year ended December 31, 2022, were $2,289,418, composed of $949,197 of cost of sales for our Prescription Medicines segment and $1,340,221 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the year ended December 31, 2023, consisted of 58% third-party product cost of sales, 41% royalty expenses, 26% third-party logistics (“3PL”) order fulfillment, shipping expenses and other cost of sales partially offset by an 25% benefit in inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the year ended December 31, 2023, consisted of 81% raw materials and 19% production labor.

Cost of sales decreased by $658,198 or 29% during the year ended December 31, 2023, compared to the same period in 2022. For the years ended December 31, 2023, and 2022, cost of sales as a percentage of net sales was 28% and 38%, respectively. The decrease in cost of sales as a percentage of net sales was a result of decreased excess and obsolete inventory, decreased 3PL order fulfillment, shipping expenses and other cost of sales, offset by increased sales allowances that reduced net sales.

Gross Profit

Gross profit for the year ended December 31, 2023, was $4,191,168 or 72%, composed of $2,008,883 of gross profit from Prescription Medicines and $2,182,285 from Medical Devices. Gross profit for the year ended December 31, 2022, was $3,702,636 or 62%, composed of $1,785,442 of gross profit from Prescription Medicines and $1,917,194 from Medical Devices. The increase in gross profit was driven by the factors noted above.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2023, were $9,261,471, composed of $1,736,512 of selling, general and administrative expenses of our Prescription Medicines segment, $1,885,489 of selling, general and administrative expenses of our Medical Devices segment and $5,639,470 of general corporate expenses.

Selling, general and administrative expenses for the year ended December 31, 2022, were $12,209,162, composed of $4,947,466 of selling, general and administrative expenses of our Prescription Medicines segment, $1,685,678 of selling, general and administrative expenses of our Medical Devices segment and $5,576,018 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $2,947,691 or 24% during the year ended December 31, 2023, compared to the same period in 2022. Decreased selling general and administrative expenses were primarily driven by decreased direct selling and marketing expenses of $1,197,294, decreased stock based compensation expense of $777,844, decreased prescription data expenses of $575,077, decreased payroll expenses of $225,200 resulting from decreased headcount, decreased insurance expenses of $409,288, decreased franchise taxes of $163,632, and decreased other operating expenses of $272,787 partially offset by a waiver of FY 23 FDA product fees resulting in a $589,611 increase in FDA product fees and increased professional service fees of $83,820.

Gain on Settlement with Vivus

As a result of the Vivus Promissory Note, as discussed in Note 8 and Note 14 of the Notes to Consolidated Financial Statements, the Company’s total liabilities were decreased by $3,389,941 in the form of concession of customer returns, which were recognized as a gain on settlement during the year ended December 31, 2022.

Warrant Issuance Costs

For the year ended December 31, 2023, the Company recorded warrant issuance costs of $2.9 million associated with the July 2023 Private Placement.

Research and Development

Research and development expenses for the year ended December 31, 2023, were $2,409,094, composed of $2,272,069 for our Prescription Medicines segment and $137,025 for our Medical Devices segment, respectively.

Research and development expenses for the year ended December 31, 2022, were $1,740,280, composed of $1,541,714 for our Prescription Medicines segment and $198,566 for our Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the year ended December 31, 2023, are composed of $1,542,658 for clinical development and $502,252 for consulting fees related to the Company’s Non-Prescription OTC Strategies related to Stendra®; $200,000 for upfront licensing fees and $24,666 for consulting fees related to the H100 license acquired in March 2020 and $2,493 related to the Company's tech transfer of its manufacturing process. Research and development expenses for the Prescription Medicines segment for the year ended December 31, 2022, are composed of $900,864 for consulting fees related to the Company’s Non-

Prescription OTC Strategies related to Stendra®; $150,000 for upfront licensing fees, $239,339 for clinical development expenses, and $73,407 for consulting fees related to the H100 license acquired in March 2020; and $178,104 related to the Company's technology transfer of its manufacturing process.

Research and development expenses for the Medical Devices segment for the year ended December 31, 2023, are composed of $137,025 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies. Research and development expenses for the Medical Devices segment for the year ended December 31, 2022, are composed of $198,566 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $668,814 or 38% during the year ended December 31, 2023, compared to the same period in 2022. Increased research and development expenses were primarily driven by increased clinical development expenses related to the Company’s OTC strategies related to Stendra® and increased upfront licensing fees related to the H100 license acquired in March 2020 partially offset by decreased consulting fees related to the Company’s OTC strategies related to Stendra® and decreased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the year ended December 31, 2023, were $3,282,967, composed of $2,285,175 of depreciation and amortization expenses of our Prescription Medicines segment and $997,792 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the year ended December 31, 2022, were $5,598,884, composed of $4,442,922 of depreciation and amortization expenses of our Prescription Medicines segment and $1,155,962 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years. The decrease in total depreciation and amortization results from a $7.5 million write-down of intangible assets in 2022.

Intangible Asset Impairment

During the year ended December 31, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated that the Stendra® product intangible asset was impaired. The Company then prepared a discounted cash flow analysis resulting in an impairment of approximately $7.5 million. Management continued to analyze the Company’s intangible assets during 2023. Management noted that the Company’s financial results were consistent with the projections used in the December 31, 2022, analysis, as well as no triggering event, therefore, the Company concluded that no further analysis was required during 2023.

Change in Fair Value of Derivative Liability

For the year ended December 31, 2023, the Company recorded a gain of approximately $2.6 million for the change in fair value of the derivative liability. For the year ended December 31, 2022, the Company also recorded a gain of approximately $0.5 million for the change in fair value of the derivative liability. The gain in 2023 related to the decrease in the fair value of derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 Private Placement. The gain in 2022 represented the change in fair value of the derivative during the year ended December 31, 2022, primarily driven by the decline in the Company’s stock price as well as the passage of time, as it became less likely that the earnout associated with the Mergers consummated on December 1, 2020, would be met.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2023, the Company recorded a gain of approximately $14.0 million for the change in fair value of the warrant liability compared to $0 for the year ended December 31, 2022. The gain related to the decrease in the fair value of warrants issued in the July 2023 Private Placement which were classified as liabilities in accordance with ASC 815. The gain resulted principally from the decrease in the Company’s common stock price. In addition, as of December 31, 2023, the warrant liability was reclassified to permanent equity based upon the modification of the warrant.

Interest Income

Interest income for the year ended December 31, 2023, and December 31, 2022, was $515,311 and $14,194, respectively. Petros invested its cash in money market securities during 2023.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the year ended December 31, 2023, and December 31, 2022, was $536,138 and $596,018, respectively.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2023, was $0 compared to income tax of $0 for the year ended December 31, 2022.

Liquidity and Capital Resources

General

Cash totaled $13,336,975 at December 31, 2023, compared to $9,426,264 at December 31, 2022.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2023, we had cash of $13.3 million, working capital of $9.6 million, and an accumulated deficit of $98.9 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these audited annual consolidated financial statements are issued. For further information, see the section titled “Going Concern” above.

July 2023 Private Placement

On July 13, 2023, we entered into the Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Preferred Stock initially convertible into up to 6,666,668 shares of our common stock at an initial conversion price of $2.25 per share and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of common stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion

Price (subject to certain exceptions). As of December 31, 2023, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share.

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

Series A Preferred Stock

The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations. The Series A Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). We are required to redeem the Series A Preferred Stock in 13 equal monthly installments, commencing on November 1, 2023. The amortization payments due upon such redemptions are payable, at our election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) $0.396 or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. We may require holders to convert their Series A Preferred Stock into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable, at our option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. On September 29, 2023, we filed an amendment to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the terms of the Series A Preferred Stock were amended to permit certain additional procedures for the payment of redemptions and conversions Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series A Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series A Preferred Stock at a premium set forth in the Certificate of Designations. Upon conversion or redemption, the holders of the Series A Preferred Stock are also entitled to receive a dividend make-whole payment. The holders of Series A Preferred Stock have no voting rights on account of the Series A Preferred Stock, other than with respect to certain matters affecting the rights of the Series A Preferred Stock.

As of March 26, 2024, we have redeemed or converted approximately 7,902 shares of Series A Preferred Stock and issued 4,634,771 shares of Common Stock pursuant to the terms of the Certificate of Designations.

We are subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

There is no established public trading market for the Series A Preferred Stock and we do not intend to list the Series A Preferred Stock on any national securities exchange or nationally recognized trading system.

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

On March 21, 2024, we entered into an Omnibus Waiver and Amendment (the “Waiver and Amendment”) with the Investors in the Private Placement, effective as of December 31, 2023. The Waiver and Amendment amended certain terms of the Warrants relating to the rights of the holders of the Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Warrants) that is not within our control, including not approved by our Board of Directors, the holder of a Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Warrant, that is being offered and paid to the holders of our common stock in connection with the Fundamental Transaction.

Registration Rights

In connection with the Private Placement, we entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which we agreed to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the Conversion Shares and the Warrant Shares promptly following the Closing Date (as defined in the Purchase Agreement), but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). We filed a registration statement on Form S-3 covering such securities, which registration statement, as amended, was declared effective on September 18, 2023. Under the Registration Rights Agreement, we are obligated to pay certain liquidated damages to the investors if we fail to maintain the effectiveness of the Registration Statement.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023, and 2022:

	For the Years Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(7,626,529)	$(12,797,325)
Net cash provided by/(used in) financing activities	11,537,240	(1,623,983)
Net increase (decrease) in cash	$3,910,711	$(14,421,308)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023, was $7,626,529, which primarily reflected our net loss of $8,163,188. Adjustments to reconcile net loss to net cash provided by operating activities of $88,255 consisting primarily of depreciation and amortization, change in the fair value of derivative and warrant liabilities, loss on the issuance of Series A Preferred Stock, stock-based compensation expense, noncash warrant expenses, and changes in operating assets and liabilities of $624,914.

Net cash used in operating activities for the year ended December 31, 2022, was $12,797,325, which primarily reflected our net loss of $20,037,573. Adjustments to reconcile net loss to net cash provided by operating activities of $10,542,319 consisting primarily of depreciation and amortization, intangible asset impairment, gain on Vivus settlement, stock compensation and changes in operating assets and liabilities of $3,302,071.

Cash Flows from Financing Activities

Net cash provided by financing activities was $11,537,240 for the year ended December 31, 2023, consisting of proceeds from the July 2023 Private Placement.

Net cash used in financing activities was $1,623,983 for the year ended December 31, 2022, consisting of payments of the promissory note, including a prepayment of $900,000.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the years ended December 31, 2023, and 2022.

	For the Year Ended
	December 31,
	2023	2022
Net Loss	$(8,163,188)	$(20,037,573)
Interest income	(515,311)	(14,194)
Interest expense, promissory note	536,138	596,018
Depreciation and amortization expense	3,282,967	5,598,884
EBITDA	(4,859,394)	(13,856,865)
Stock based compensation	417,230	1,195,076
Gain on settlement with Vivus	—	(3,389,941)
Intangible asset impairment	—	7,460,000
Change in fair value of derivative liability	(2,590,000)	(460,000)
Change in fair value of warrant liability	(13,974,000)	—
Loss on issuance of Series A Preferred Stock	11,088,997	—
Adjusted EBITDA	$(9,917,167)	$(9,051,730)

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

The following table presents a reconciliation of net sales to gross billings for the years ended December 31, 2023, and 2022.

	For the Year Ended
	December 31,
	2023	2022
Net Sales	$5,822,388	$5,992,054
Product Returns	3,381,694	9,355,121
Contract Rebates	1,451,441	1,685,080
Chargebacks	157,877	164,577
Cash Discounts	157,568	319,630
Distribution Service Fees	879,780	1,721,238
Coupon Redemptions	1,275,701	5,324,829
Gross Billings	$13,126,449	$24,562,529

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended December 31, 2023, and December 31, 2022, are included beginning on Page F-1 immediately following the signature page to this Annual Report. See Item15 for a list of the consolidated financial statements included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Annual Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of its assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.

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

As of December 31, 2023, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles (“GAAP”) as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

●	Petros currently has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices. This restricts the Company’s ability to gather, analyze and report information relative to the consolidated financial statements in a timely manner, including timely and adequate review of schedules and analysis used in the financial close process and the documentation and review of the selection and application of

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

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we implemented certain measures including additional closing procedures and other review and approval processes by our management team. The remediation efforts included the implementation of additional controls to ensure all risks have been addressed. Management further emphasized compliance with existing internal controls. Preparation of a GAAP disclosure checklist with appropriate review procedures ensured that accounting guidance and disclosure requirements have been addressed. Third party contracts with key service providers have been updated to ensure that all control activities performed are defined as to service levels and appropriate review procedures of these services are implemented.

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

Changes in Internal Control Over Financial Reporting

There were remediation efforts to improve our internal control over financial reporting that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These remediation efforts primarily consist of the implementation of additional closing procedures and adherence to existing internal controls.

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

Below is a list of the names, ages as of April 1, 2024, and positions of the individuals who currently serve as our Directors.

Name	Age	Position
John D. Shulman	60	Chairman of the Board
Joshua N. Silverman	53	Vice Chairman of the Board
Bruce T. Bernstein	59	Director
Gregory Bradley	63	Director
Wayne R. Walker	64	Director

Director Biographies

Information concerning our Directors is set forth below. The biographical description of each Director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a Director.

John D. Shulman — Mr. Shulman has served as Chairman of the Board since November 17, 2023. Mr. Shulman joined Petros as Executive Chairman of the Board in 2020. Mr. Shulman founded Juggernaut Capital Partners, LLP in 2009 and leads its Investment Committee. He has over 25 years of experience with private investments, primarily into the consumer, and business services sectors. Previously, Mr. Shulman was a Managing Director from 2001 to 2009 at Allied Capital Corporation, where he was a member of the Management and Investment Committees. He sits on the following Boards of Directors or Managers: Ceuta Group, Foundation Consumer Brands, KemperSports, PLEZi Nutrition, and ZOA Energy, LLC. Mr. Shulman received a B.S. in Finance from the University of Virginia. Mr. Shulman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Joshua N. Silverman — Mr. Silverman joined Petros as a Director and Vice Chairman of the Board in December 2020.

Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman has also served as Interim Chairman, Interim Chief Executive Officer and Interim President of PharmaCyte Biotech, Inc. (Nasdaq: PMCB) since October 2022 and as a director since August 2022. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. In addition to Synaptogenix, Mr. Silverman has served as a director and acting Chief Executive Officer of AYRO, Inc. (Nasdaq: AYRO) since 2020; as Interim Chief Executive Officer, Interim President and Interim Chairman of PharmaCyte Biotech, Inc. (Nasdaq: PMCB); as director of MYMD Pharmaceuticals, Inc. (Nasdaq: MYMD) since September 2018. He previously served as a director of Marker Therapeutics, Inc. from 2016 until 2018 and Protagenic Therapeutics, Inc. from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Bruce T. Bernstein — Mr. Bernstein joined Petros as a Director in 2020.  Mr. Bernstein was a member of the Board of Neurotrope from 2016 to 2020 and is currently on the Board of Synaptogenix, Inc., the operating subsidiary of Neurotrope, which was spun off from Neurotrope in December 2020.  Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) the leading airport spa company in the world, based in New York, and Wrap Technologies, Inc. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch). Mr. Bernstein’s banking, accounting and finance expertise enable him to contribute valuable insights into accounting and financial matters for the Company.

Gregory Bradley — Mr. Bradley joined Petros as a Director in 2020. Mr. Bradley is the President and CEO of Foundation Consumer Healthcare (“FCH”), which is a fast growing OTC consumer healthcare company with iconic brands including important emergency contraception solutions like Plan B One-Step and Take Action. Prior to creating FCH in 2014 in partnership with Juggernaut Capital Partners, Greg had 32 years of experience in the pharmaceutical and consumer packaged goods industries, including his role as Head of the US Operating Team for GlaxoSmithKline Consumer Healthcare until 2011, and CEO of Advantage Consumer Healthcare from 2011 - 2014. He has extensive experience including sales, marketing, supply chain and general management. Greg has helped create mega brands in the CPG industry in every facet of their development and commercial success. Greg is a magna cum laude graduate of Indiana University of Pennsylvania and serves on multiple industry boards and associations, including his current Executive Committee Board role with the Consumer Healthcare Products Association. Mr. Bradley’s operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Wayne R. Walker — Mr. Walker joined Petros as a Director in 2020. Mr. Walker has over 35 years of experience in corporate governance, turnaround management, corporate restructuring and bankruptcy matters. In 1998, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm, and has served as its president from its founding to the present. Before founding Walker Nell Partners, Inc., Mr. Walker worked for 15 years at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. From 2022 to present, Mr. Walker has served as a director of AMMO, Inc. (Nasdaq: POWW), a designer, producer, and marketer of ammunition products. From December 2020 to the present, Mr. Walker has served as a director of AYRO, Inc. (Nasdaq: AYRO), a designer and manufacturer of compact, sustainable electric vehicles. From 2018 to the present, Mr. Walker has served as a director of Pitcairn Company and as the Chair of its Compensation Committee. From 2013 to 2014, Mr. Walker served as chairman of the board of directors of BridgeStreet Worldwide, Inc., a global provider of extended corporate housing. From 2016 to 2018, Mr. Walker served as chairman of the board of directors of Last Call Operating Companies, an owner of various national restaurants. From 2013 to 2020, Mr. Walker served as chairman of the board of trustees of National Philanthropic Trust, a public charity. From 2018 to 2020, Mr. Walker served as Vice President of the Board of Education of the City of Philadelphia. Mr. Walker has also served on the board of directors for numerous other companies and foundations including Seaborne Airlines, Inc., Green Flash Brewery, Inc., and Eagleville Hospital and Foundation. Mr. Walker has a J.D. from Catholic University (Washington, DC) and a Bachelor of Arts from Loyola University (New Orleans). He is an attorney licensed by the State Bar of Georgia. He is a member of the State Bar Association of Georgia, American Bar Association, American

Bankruptcy Institute and Turnaround Management Association. Mr. Walker was chosen as a director of the Company because of his extensive board experience.

Executive Officers

Below is a list of the names, ages as of April 1, 2024, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Fady Boctor, MBA	46	President and Chief Commercial Officer
Mitchell Arnold, MBA	60	Vice President of Finance and Chief Accounting Officer

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

Each of the committees has a written charter adopted by the Board; a current copy of each such charter is available in the “Investors & Press” section on our website, https://investors.petrospharma.com

Audit Committee

Our Audit Committee provides oversight of our accounting and financial reporting process, the audit of our consolidated financial statements and our internal control function. Among other matters, the Audit Committee is responsible for the following:

●	appointment, compensation, and oversight the independent auditor’s services to the Company;
●	reviewing the scope of the annual audit and non-audit services of the independent auditor and reviewing and discussing with management and the independent auditor the results of the annual audit and the review of our quarterly consolidated financial statements, including the disclosures in our annual and quarterly reports filed with the SEC;
●	evaluating the independence of the independent auditors;
●	evaluating and discussing with management the adequacy and effectiveness of the Company’s accounting and internal control policies and procedures;
●	reviewing our risk assessment and risk management processes; and
●	establishing procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in, among other things, (i) identifies individuals qualified to become members of the Board with the goal of ensuring that the Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds, (ii) recommends that the Board select director nominees for election to the Board at the next annual meeting of stockholders or to fill any vacancy that occurs on the Board or any Board Committee, (iii) reviews management development and succession plans for the executive officers and their direct reports, (iv) oversees the annual self-

evaluations of the Board, (v) develops and maintains the Company’s corporate governance policies and practices, including identifying best practices, and (vi) reviews and reassesses the Nominating and Corporate Governance Committee charter.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2023 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year with the following exceptions: each of Mr. Bernstein, Mr. Bradley, Mr. Silverman and Mr. Walker, filed a Form 4 late on January 25, 2024, disclosing each such person’s acquisition of restricted stock units on January 20, 2023.

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

On November 28, 2023, we adopted a Compensation Recovery Policy, which provides for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. A copy of the policy is filed as Exhibit 97.1 to this Annual Report.

Summary Compensation Table

The following table shows compensation awarded to, paid to or earned by, (1) Petros’ principal executive officer, (2) Petros’ most highly compensated executive officer other than the principal executive officer and (3) up to two individuals who would have qualified as one of Petros’ two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year; during the fiscal years ended December 31, 2023 and 2022.

						Non-equity
						Incentive Plan
				Stock	Option	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Awards ($) (2)	($)	Compensation($) (3)	Total ($)
Fady Boctor	2023	350,000	280,000	70,000	123,125	—	51,971	875,096
President and Chief Commercial Officer	2022	350,000	280,000	—	—	—	52,209	682,209

Mitchell Arnold	2023	288,750	115,500	—	22,578	—	61,425	488,253
Vice President of Finance and Chief Accounting Officer	2022	288,750	60,000	—	—	—	58,264	407,014
(1)	Mr. Boctor received a stock award with the number of shares of common stock equal to an aggregate value of $70,000 as of December 21, 2023.
(2)	For awards of stock options, the aggregate grant date fair value is computed based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date.
(3)	Amounts in this column reflect 401(k) contributions and insurance premiums (life, long term disability, short term disability, health, dental, and vision). For 2023, this represents: for Mr. Boctor, $6,584 for contributions under Metuchen’s 401(k) plan and $45,387 of insurance premiums; and for Mr. Arnold, $9,900 for contributions under Metuchen’s 401(k) plan and $51,525 of insurance premiums. For 2022, this represents: for Mr. Boctor, $11,911 for contributions under Metuchen’s 401(k) plan and $40,298 of insurance premiums and for Mr. Arnold, $10,135 for contributions under Metuchen’s 401(k) plan and $48,129 of insurance premiums.

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

On December 11, 2020, and in connection with the commencement of Mr. Fady Boctor’s employment as the President and Chief Commercial Officer of Petros, the Company and Mr. Boctor entered into a Bonus Agreement (the “Bonus Agreement”), pursuant to which Petros agreed to award Mr. Boctor a bonus in the amount of $125,000 payable on December 15, 2020. The Bonus Agreement provides that in the event that Mr. Boctor is not employed by Petros on June 11, 2022, he shall be obligated to repay such amount to Petros, unless his employment was terminated by Petros without “Cause” or by Mr. Boctor for “Good Reason” as such terms are defined in the Bonus Agreement.

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

On December 21, 2023, we approved a one-time grant under our Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Plan”) to Mr. Boctor of: (i) 49,645 shares of our common stock; and (ii) options to purchase up to 109,066 shares of our common stock, with an exercise price of $1.41 per share. On the date of grant, 50% of the options vested, and the remaining options will vest upon the achievement of certain strategic goals during 2023 and 2024, provided that Mr. Boctor remains employed on the applicable vesting date.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2023.

	Option awards
			Number of
		Number of	securities
		securities	underlying
	Vesting	underlying	unexercised	Option
	Commencement	unexercised	options (#)	Exercise	Option
Name	date	options (#) exercisable	unexercisable	Price ($)	Expiration Date
Fady Boctor	2/19/2021	21,567	—	$37.40	2/19/2031
	12/21/2023	54,533	54,533	$1.41	12/21/2033
Mitchell Arnold	5/11/2021	5,000	—	$32.10	5/11/2031
	12/21/2023	20,000	—	$1.41	12/21/2033

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

2020 Omnibus Incentive Compensation Plan

The Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (as amended and restated, the “2020 Plan”) was approved by our stockholders on November 25, 2020 (the “Effective Date”), and amended by the First Amendment on November 17, 2021, the Second Amendment on December 22, 2021, and the Amended and Restated Omnibus Incentive Compensation Plan on December 21, 2022. The 2020 Plan is a successor to the Neurotrope, Inc. 2017 Equity Incentive Plan and the Neurotrope, Inc. 2013 Equity Incentive Plan, amended as of July 23, 2014, and further amended as of November 21, 2016 (collectively, the “Prior Plans”).

On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of common stock. On September 14, 2023, our stockholders approved the Third Amendment to the 2020 Plan, which then became effective as of August 15, 2023, to increase the total number of shares of common stock issuable under the 2020 Plan by 2,500,000 shares to a total of 2,760,000 shares of common stock.

As of March 26, 2024, we had 2,158,658 shares of common stock available for future issuance under the 2020 Plan.

Purpose and Types of Awards

The purpose of the 2020 Plan is to attract and retain key employees, non-employee directors, consultants, and advisors. The 2020 Plan provides for the issuance of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights, and other stock-based awards. The 2020 Plan is intended to provide an incentive to participants to contribute to Petros’ economic success by aligning the economic interests of participants with those of Petros’ stockholders.

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

Shares Subject to the 2020 Plan

Subject to adjustment, the maximum aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan, as amended, with respect to awards made on and after the Effective Date is 2,760,000 shares. In addition, the number of shares of common stock subject to outstanding awards under the Prior Plans that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the Prior Plans, as applicable, after the Effective Date will be available for issuance under the 2020 Plan.

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

Options

Under the 2020 Plan, the committee will determine the exercise price of the options granted and may grant options to purchase shares of common stock in such amounts as it determines. The committee may grant options that are intended to qualify as incentive stock options under Section 422 of the Code, or non-qualified stock options, which are not intended to so qualify. Non-qualified stock options may be granted to eligible participants under the 2020 Plan, but incentive stock options may only be granted to employees of Petros or its parent or subsidiaries that are corporations. The exercise price of a stock option granted under the 2020 Plan cannot be less than the fair market value of a share of Petros’ common stock on the date the option is granted. If an incentive stock option is granted to a 10% or greater stockholder, the exercise price cannot be less than 110% of the fair market value of a share of Petros’ common stock on the date the option is granted. The aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan, as interpreted and administered by Petros since the Effective Date, pursuant to incentive stock options under Section 422 of the Code granted on and after the Effective Date may not exceed 2,760,000 shares of common stock. The fair market value of Petros’ common stock is generally equal to the closing price for the common stock on the date the option is granted (or if there was no closing price on that date, on the last preceding date on which a closing price was reported). If the fair market value (determined as of the date of grant) of the shares with respect to which a participant’s incentive stock options are exercisable for the first time during any year, whether granted under the 2020 Plan or any Prior Plans, exceeds $100,000, then incentive stock options for the shares over the $100,000 threshold will be treated as nonqualified stock options, rather incentive stock options.

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

Petros also contributes to medical, disability and other standard insurance plans for its employees.

Director Compensation Program

				Non-equity
	Fees			incentive	Nonqualified
	earned or	Stock	Option	plan	deferred	All other
	paid in	awards	awards	compensation	compensation	compensation
Name	cash ($)	($)	($) (1)	($)	earnings ($)	($)	Total ($)
John D. Shulman (2)	—	—	—	—	—	—	—
Joshua N. Silverman	233,333	—	75,965	—	—	—	309,298
Bruce T. Bernstein	72,000	—	75,965	—	—	—	147,965
Gregory Bradley	72,000	—	75,965	—	—	—	147,965
Wayne R. Walker	72,000	—	75,965	—	—	—	147,965
(1)	Based upon the number of options issued times Black–Scholes value.
(2)	As of December 31, 2023, Mr. Shulman had outstanding options representing the right to purchase 5,000 shares of the company’s common stock.

For each fiscal year, each non-employee director, other than the Chairman and Vice Chairman, will receive an annual cash retainer in the amount of $60,000, and the Vice Chairman will receive an annual cash retainer in the amount of $200,000 per year.

On April 10, 2023, the Company granted to each non-employee director options to purchase up to 39,000 shares of Common Stock with an exercise price of $0.99 per share. These options have an expiration date of April 10, 2033, and will vest on April 10, 2024, provided that the holder has continued to provide services to the Company through the vesting date.

On December 21, 2023, the Company granted to each non-employee director options to purchase up to 40,000 shares of Common Stock with an exercise price of $1.41 per share. These options have an expiration date of December 21, 2033, and will vest on April 10, 2024, provided that the holder has continued to provide services to the Company through the vesting date.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth additional information, as of December 31, 2023, about our common stock that may be issued upon the exercise of options and other rights under the 2020 Plan.

(c) Number of securities
remaining available for
	(a) Number of securities	(b) Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	509,133	$4.75	2,158,658
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	509,133	$4.75	2,158,658

N/A - Not applicable

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 26, 2024 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our executive officers and directors as a group. Unless otherwise indicated in the following table, the address for each person named in the table is: 1185 Avenue of the Americas, New York, NY 10036.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class (2)
5% Stockholders
Juggernaut Capital Partners III GP, Ltd. (3)	789,969	11.13%
Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (4)	725,344	9.99%
Named Executive Officers and Directors
Bruce T. Bernstein (5)	92,347	1.33%
Gregory Bradley (6)	92,315	1.33%
John D. Shulman (7)	789,969	11.13%
Joshua N. Silverman (8)	95,238	1.37%
Wayne R. Walker (9)	92,315	1.33%
Fady Boctor (10)	125,745	1.81%
Mitchell Arnold (11)	25,117	*
All directors and executive officers as a group	1,313,046	17.43%
*	Less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.
(2)	A total of 6,875,814 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 26, 2024.
(3)	Based solely on the Schedule 13D/A filed jointly with the SEC on February 28, 2022, by JCP III SM AIV, L.P. (“JCP III AIV”), METP Holdings, LLC (“METP”), Juggernaut Partners III GP, L.P. (“JCP III GP”), Juggernaut Partners III GP, Ltd. (“JCP III GP

Ltd”), and John Shulman. The shares of common stock are directly held by JCP III AIV and METP. The shares of common stock directly held by JCP III AIV and METP are also indirectly beneficially owned by: JCP III GP, the sole general partner of JCP III AIV and METP; JCP III GP Ltd, the sole general partner of JCP III GP; and John Shulman, the sole director of JCP III GP Ltd (JCP III GP, JCP III GP Ltd and Mr. Shulman, together the “Indirect JCP Reporting Persons”). Mr. Shulman is also a Director of Petros. The address of each of the parties herein is 5301 Wisconsin Avenue NW, Suite 570, Washington, DC 20015. Each of the Indirect JCP Reporting Persons disclaims beneficial ownership within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise of such portion of the common stock held directly by JCP III AIV in which the Indirect Reporting Persons have no pecuniary interest. Amount consists of (1) 568,990 shares of common stock held by JCP III AIV, (2) 1,365 shares of common stock held by METP, (3) 214,614 shares underlying warrants held by JCP III AIV that were exercisable as of March 26, 2024, or will be exercisable within 60 days thereafter, and (4) 5,000 shares underlying stock options held by Mr. Shulman that were vested as of March 26, 2024, or will vest within 60 days thereafter.
(4)	Based on the Schedule 13G/A filed jointly with the SEC on February 14, 2024, by Ayrton Capital LLC (“Ayrton”), Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (“Alto”), and Waqas Khatri, and on information available to the Company. Represents (i) warrants to purchase up to 444,444 shares of Common Stock exercisable within 60 days of the Record Date and (ii) 280,900 shares of common stock issuable upon the conversion of shares of Series A Preferred Stock held by Alto. Alto holds additional shares of Series A Preferred Stock not exercisable or convertible within 60 days of March 26, 2024, due to certain beneficial ownership limitations. Ayrton, the investment manager to Alto, has discretionary authority to vote and dispose of the shares held by Alto and may be deemed to be the beneficial owner of these shares. Waqas Khatri, in his capacity as Managing Member of Ayrton, may also be deemed to have investment discretion and voting power over the shares held by Alto. Alto and Mr. Khatri each disclaim any beneficial ownership of these shares. The address of Ayrton Capital LLC is 55 Post Rd West, 2nd Floor, Westport, CT 06880.
(5)	Amount consist of (1) 8,347 shares of common stock and (2) 84,000 shares underlying stock options held by Mr. Bernstein that were vested as of March 26, 2024, or will vest within 60 days thereafter that were vested as of March 26, 2024, or will vest within 60 days thereafter.
(6)	Amount consists of (1) 8,315 shares of common stock and (2) 84,000 shares underlying stock options held by Mr. Bradley that were vested as of March 26, 2024, or will vest within 60 days thereafter that were vested as of March 26, 2024, or will vest within 60 days thereafter.
(7)	John Shulman is the sole shareholder and director of JCP III GP Ltd. Refer to note 3 for further information. Mr. Shulman’s address is 5301 Wisconsin Avenue NW, Suite 570, Washington, DC 20015.
(8)	Amount consist of (1) 11,238 shares of common stock and (2) 84,000 shares underlying stock options held by Mr. Silverman that were vested as of March 26, 2024, or will vest within 60 days thereafter that were vested as of March 26, 2024, or will vest within 60 days thereafter.
(9)	Amount consists of (1) 8,315 shares of common stock and (2) 84,000 shares underlying stock options held by Mr. Walker that were vested as of March 26, 2024, or will vest within 60 days thereafter that were vested as of March 26, 2024, or will vest within 60 days thereafter.
(10)	Amount consists of (1) 49,645 shares of common stock and (2) 76,100 shares underlying stock options held by Mr. Boctor that were vested as of March 26, 2024, or will vest within 60 days thereafter.
(11)	Amount consists of (1) 117 shares of common stock and (2) 25,000 shares underlying stock options held by Mr. Arnold that were vested as of March 26, 2024, or will vest within 60 days thereafter.

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

In connection with the Private Placement, we issued to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (“Alto”) 1,000 shares of our Series A Preferred Stock and Warrants to purchase up to 444,444 shares of common stock, which beneficially owns more than 5% of our voting securities, for aggregate gross proceeds of $1 million. For more information about the Private Placement, our Series A Preferred Stock, and the Warrants, see the section titled “MD&A - Liquidity and Capital Resources - July 2023 Private Placement.”

Relationship with Juggernaut Partners III GP, L.P.

JCP III AIV and METP hold 8.3% of the issued and outstanding shares of common stock of the Company, collectively. JCP III GP is the sole general partner of JCP III AIV, METP and Juggernaut Capital Partners III, L.P (“JCP III”). JCP III GP Ltd is the sole general partner of JCP III GP. John D. Shulman is the sole director of JCP III GP Ltd. Mr. Shulman is also a Director of Petros.

On November 28, 2023, the Board approved a payment to JCP III AIV of $125,000 in recognition of various management and advisory services previously provided to the Company by JCP III AIV.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

On January 8, 2024, the Audit Committee dismissed EisnerAmper, LLP (Auditor ID #274) (“EA”) as the Company's independent registered public accounting firm. The Audit Committee, effective as of January 8, 2024, appointed Marcum LLP (Auditor ID #688) (“Marcum”) as the Company's independent registered public accounting firm for the Company's fiscal year ended December 31, 2023.

Audit and Non-Audit Fees

The Company engaged EA as its independent auditors from December 2, 2020, to January 8, 2024. The Company engaged Marcum from January 8, 2024, to present. The following table presents fees for professional audit services rendered by EA for the review of (1) the Company’s quarterly interim financial statements for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022 and financial statement for the year ended December 31, 2022, and (2) the Company’s quarterly interim financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023, and consent-related fees, as well as fees for professional services rendered by Marcum for the audit of the Company’s financial statement for the year ended December 31, 2023. Fees for year ended December 31, 2023, consisted of payments to EA and Marcum of $268,275 and $250,000, respectively.

	2023	2022
Audit fees:(1)	$497,800	$267,750
Audit related fees:(2)	—	—
Tax fees: (3)	20,475	13,125
All other fees	—	—
Total	$518,275	$280,875
(1)	Audit fees for 2023 and 2022 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, and services provided in connection with filing registration statements on Form S-3 in 2023 and Form S-1 and Form S-8 in 2022.
(2)	There were no audit related or other fees.
(3)	Tax fees related to tax compliance work.

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

1.	Audit services include audit work performed in the preparation of consolidated financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2.	Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3.	Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted, and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The documents listed below are filed as part of this Form 10-K:

Page
Report of Independent Registered Public Accounting Firm (Firm ID # 688)	F-1
Report of Independent Registered Public Accounting Firm (Firm ID # 274)	F-2
Consolidated Balance Sheets as of December 31, 2023, and December 31, 2022	F-3
Consolidated Statements of Operations for the years ended December 31, 2023, and December 31, 2022	F-4
Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity for the years ended December 31, 2023, and December 31, 2022	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2023, and December 31, 2022	F-6
Notes to Consolidated Financial Statements	F-7

(a)(2) Consolidated Financial Statement Schedules:

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

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

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8 - K filed on September 15, 2023).

3.4	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
3.5

Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2023).

3.6	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8- K filed on December 2, 2020).
3.7	Amendment to the Amended and Restated By-laws of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 15, 2023).
4.1	Specimen Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
4.4*	Description of Capital Stock.
4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021).
4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021).
4.7	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
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

10.24†

First Amendment to Amended and Restated Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023).

10.25	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.26	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.27

Form of Omnibus Waiver and Amendment, dated March 21, 2024, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2023).

16.1

Letter dated January 12, 2024, from EisnerAmper LLP to the U.S. Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 12, 2024).

21	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).
23.1*	Consent of Independent Registered Public Accounting Firm, Marcum LLP.
23.2*	Consent of Independent Registered Public Accounting Firm, EisnerAmper LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
97.1*	Petros Pharmaceuticals, Inc. Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith
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

PETROS PHARMACEUTICALS, INC.

April 1, 2024	By:	/s/ Fady Boctor
	Name:	Fady Boctor
	Title:	President and Chief Commercial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fady Boctor	President and Chief Commercial Officer	April 1, 2024
Fady Boctor	(Principal Executive Officer)

/s/ Mitchell Arnold	Vice President of Finance	April 1, 2024
Mitchell Arnold	(Principal Financial and Accounting Officer)

/s/ John D. Shulman	Chairman of the Board	April 1, 2024
John D. Shulman

/s/ Joshua N. Silverman	Vice Chairman of the Board	April 1, 2024
Joshua N. Silverman

/s/ Bruce T. Bernstein	Director	April 1, 2024
Bruce T. Bernstein

/s/ Gregory Bradley	Director	April 1, 2024
Gregory Bradley

/s/ Wayne R. Walker	Director	April 1, 2024
Wayne R. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Petros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petros Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, the related consolidated statement of operations, changes in convertible redeemable preferred stock and stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2024.

East Hanover, New Jersey

April 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petros Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying December 31, 2022, financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations since inception that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We served as the Petros Pharmaceuticals auditor from 2020 through 2024.

EisnerAmper LLP

Iselin, New Jersey

March 31, 2023

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$13,336,975	$9,426,264
Accounts receivable, net	2,226,151	2,110,246
Inventories	1,610,391	1,815,113
Prepaid inventory	1,182,899	—
Prepaid expenses and other current assets	2,033,980	1,316,282
Total current assets	20,390,396	14,667,905

Fixed assets, net	28,957	39,177
Intangible assets, net	8,971,737	12,244,484
API purchase commitment	4,178,446	5,111,176
Right of use assets	226,259	358,472
Total assets	$33,795,795	$32,421,214

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$1,156,550	$1,089,683
Accounts payable	1,713,253	1,806,399
Accrued expenses	5,360,077	3,634,662
Accrued Series A Convertible Preferred payments payable	2,047,583	—
Other current liabilities	493,288	537,232
Total current liabilities	10,770,751	7,067,976

Promissory note, net of current portion	6,857,364	8,388,093
Derivative Liability	3,550,000	—
Other long-term liabilities	137,657	262,678
Total liabilities	21,315,772	15,718,747

Commitments and contingencies (see note 15)
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 0 shares authorized at December 31, 2023, and 2022, respectively; 10,022 and 0 shares issued and outstanding at December 31, 2023, and 2022, respectively. Liquidation preference of $11,271,365 as of December 31, 2023	408,982	—

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 250,000,000 and 150,000,000 shares authorized at December 31, 2023, and 2022, respectively; 2,991,377 and 2,079,387 shares issued and outstanding as of December 31, 2023, and 2022, respectively)	298	208
Additional paid-in capital	110,960,324	107,428,652
Accumulated deficit	(98,889,581)	(90,726,393)
Total Stockholders’ Equity	12,071,041	16,702,467

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$33,795,795	$32,421,214

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Net sales	$5,822,388	$5,992,054
Cost of goods sold	1,631,220	2,289,418
Gross profit	4,191,168	3,702,636
Operating expenses:
Selling, general and administrative	9,261,471	12,209,162
Warrant issuance costs	2,855,000	—
Gain on settlement with Vivus	—	(3,389,941)
Research and development expense	2,409,094	1,740,280
Depreciation and amortization expense	3,282,967	5,598,884
Intangible asset impairment	—	7,460,000
Total operating expenses	17,808,532	23,618,385

Loss from operations	(13,617,364)	(19,915,749)

Other income (expenses):
Change in fair value of derivative liability	2,590,000	460,000
Change in fair value of warrant liability	13,974,000	—
Loss on issuance of Series A Preferred Stock	(11,088,997)	—
Interest income	515,311	14,194
Interest expense, promissory note	(536,138)	(596,018)

Total other income (expenses)	5,454,176	(121,824)

Net loss before income taxes	$(8,163,188)	$(20,037,573)

Provision for income taxes	—	—

Net loss	$(8,163,188)	$(20,037,573)

Preferred Stock dividend and cash premiums	(821,456)	—
Preferred Stock accretion	(4,829,755)	—

Net loss attributable to common stockholders	(13,814,399)	(20,037,573)
Basic and Diluted	$(6.35)	$(9.68)
Weighted average common shares outstanding
Basic and Diluted	2,176,017	2,070,210

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common
	Preferred	Stock	Common	Stock	Additional Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Year Ended December 31, 2023
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467
Stock-based compensation expense	—	—	49,645	5	417,225	—	417,230
Shares issued for vested RSU’s	—	—	40,233	3	(3)	—	—
Issuance of Series A Preferred Stock in private placement, net of discount and transaction costs $15,000,003	15,000	—	—	—	—	—	—
Accrual of Series A Preferred Stock and dividend redemption	(2,048)	(2,047,583)	—	—	—	—	—
Series A Preferred Stock accretion	—	4,829,755	—	—	(4,829,755)	—	(4,829,755)
Series A Preferred Stock dividends	—	556,733	—	—	(556,733)	—	(556,733)
Preferred Stock redemption including cash premium	(2,930)	(2,929,923)	822,112	82	1,195,661	—	1,195,743
Deemed dividends on Preferred Stock	—	—	—	—	(264,723)	—	(264,723)
Reclass of warrant liability upon warrant modification	—	—	—	—	7,570,000	—	7,570,000
Net loss	—	—	—	—	—	(8,163,188)	(8,163,188)
Balance, December 31, 2023	10,022	$408,982	2,991,377	$298	$110,960,324	$(98,889,581)	$12,071,041

	Preferred	Stock	Common	Stock	Additional Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Year Ended December 31, 2022
Balance, December 31, 2021	—	$—	2,068,472	$207	$106,233,577	$(70,688,820)	$35,544,964
Stock-based compensation expense	—	—	—	—	1,195,076	—	1,195,076
Non-employee exercise of restricted stock units	—	—	2,331	—	—	—	—
Issuance of Common Stock for split	—	—	8,584	1	(1)	—	—
Net loss	—	—	—	—	—	(20,037,573)	(20,037,573)
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,163,188)	$(20,037,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,282,967	5,598,884
Intangible asset impairment	—	7,460,000
Bad debt expense (recoveries)	28,228	(170,816)
Inventory and sample inventory reserve	(68,889)	(18,998)
Amortization of right of use asset	132,212	117,085
Change in fair value of derivative liability	(2,590,000)	(460,000)
Change in fair value of warrant liability	(13,974,000)	—
Loss on issuance of Series A Preferred Stock	11,088,997	—
Noncash Warrant expense	1,595,000	—
Gain on settlement with Vivus	—	(3,389,941)
Employee stock-based compensation	417,230	1,195,076
Changes in operating assets and liabilities:
Accounts receivable	(144,133)	515,957
Inventories	273,611	(835,317)
Prepaid inventory	(1,182,899)	—
Prepaid expenses and other current assets	215,032	1,648,252
Accounts payable	(93,148)	(2,751,570)
Accrued expenses	1,725,415	(1,802,422)
Deferred revenue	(164,133)	211,029
Other current liabilities	120,190	65,369
Other long-term liabilities	(125,021)	(142,340)
Net cash used in operating activities	(7,626,529)	(12,797,325)

Cash flows from financing activities:
Payment of promissory note	(1,463,862)	(1,623,983)
Proceeds from Private Placement, net of transaction costs	15,000,003	—
Redemption of Series A Preferred Stock	(1,998,901)	—
Net cash (used in) provided by financing activities	11,537,240	(1,623,983)

Net (decrease) increase in cash	3,910,711	(14,421,308)

Cash, beginning of year	9,426,264	23,847,572
Cash, end of year	$13,336,975	$9,426,264

Supplemental cash flow information:
Cash paid for interest during the period	$536,138	$596,018

Noncash Items:
Noncash decrease in accrued expenses related to Vivus settlement	$—	$(6,520,283)
Noncash decrease in accrued inventory purchases related to Vivus Settlement	—	(14,203,905)
Noncash increase in promissory note related to Vivus settlement	—	10,201,758
Noncash increase in inventory due to API reclass	—	(441,149)
Noncash decrease in API purchase commitment	—	5,918,084
Noncash decrease in other current assets: API purchase commitment	—	755,554
Noncash issuance of common stock to non-employee	—	3
Noncash initial fair value of warrant liability pursuant to private placement	21,544,000	—
Noncash initial fair value of derivative liability pursuant to private placement	6,140,000	—
Noncash redemption of Series A convertible preferred stock	1,195,743	—
Accrued Series A convertible Preferred payments payable	2,047,583	—
Accretion of Series A convertible preferred stock to redemption value	4,829,755	—
Accrual of Series convertible preferred stock dividends	556,733	—
Reclass of warrant liability upon warrant modification	7,570,000	—

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

1)    Nature of Operations, Basis of Presentation, and Liquidity

Nature of Operations and Basis of Presentation

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was incorporated in Delaware on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc. Petros consists of wholly owned subsidiaries, Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). We are engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which we have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV.

Petros Pharmaceuticals is committed to the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key prescription pharmaceuticals as Over-The-Counter (“OTC”) treatment options. Currently, Petros is pursuing increased access for its flagship prescription ED therapy, Stendra®, via potential OTC designation. If ultimately approved by the FDA for OTC access, Stendra® may be the first in its class to achieve this marketing status, also establishing company know how as a proven platform for other prospective prescription therapeutics.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s priority is the ability to sell Stendra® OTC.

Reverse Stock Split

At the 2022 Annual Meeting, the stockholders approved our proposal to effect one reverse stock split of our outstanding shares of Common stock, at any ratio between 1-for-4 and 1-for-10, at such time as the Board shall determine, in its sole discretion. On November 30, 2022, we effected a 1-for-10 reverse stock split of our shares of Common Stock. As a result of the reverse stock split, every ten (10) shares of our pre-reverse split Common Stock was combined and reclassified into one share of Common Stock. All share and per share information herein has been adjusted to retrospectively reflect this reverse stock split.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, our principal sources of capital used to fund our operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2023, we had cash of $13.3 million, positive working capital of $9.6 million, and accumulated deficit of $98.9 million. Our plans include, or may include, utilizing our cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. As of December 31, 2023, the principal balance of the note is $8.0. The terms of this promissory note are discussed in Note 8. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these audited consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, including the gross proceeds of $15 million raised in the Private Placement, as well as by exploring additional ways to raise capital and increasing cash flows from operations. The company intends to use the proceeds from the July 2023 capital raise to funds its OTC progress into 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to our Non-Prescription / OTC strategies related to Stendra®, which we believe has the potential to dramatically increase product sales in the future; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, assessment of long-lived assets, including intangible asset impairment, and the valuation of the warrant liability and derivative liability, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk includes cash. The Company maintains cash on deposit at U.S.-based banks in amounts which, at times, may be in excess of insured limits of $250,000.

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

As of December 31, 2023, and 2022, the reserves for sales deductions were $4.7 million and $3.0 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and DSA fees. Our estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of December 31, 2023, and 2022, the reserves for product returns were $4.2 million and $2.3 million, respectively, and are included as a component of accrued expenses. During the years ended December 31, 2023, and December 2022, respectively, the Company recorded $3.4 million and $9.4 million of returns as a reduction of gross revenue.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of December 31, 2023, and 2022, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at December 31, 2023, and 2022.

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

In connection with the Mergers in December 2020, each security holder of Metuchen received an earnout consideration classified as a derivative liability to be paid in the form of Petros Common Stock. The Company estimated their fair value using a Monte Carlo

Simulation approach. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. This option expired as of December 31, 2022. See Notes 10 and 20.

In connection with the Private Placement, the Company incurred liabilities related to issued warrants and derivatives arising from embedded features that were not clearly and closely related to the host instruments. The Company estimated the fair value of the warrants and derivative liability utilizing the Black Scholes Model and a Monte Carlo Simulation approach, respectively. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. See Notes 12, 19 and 20.

Accounts Receivable, net

The Company extends credit to its customers on an unsecured basis. Accounts receivable are recorded at the invoiced amount, net of chargebacks, distribution service fees, and cash discounts. Management determines each allowance based on historical experience along with the present knowledge of potentially uncollectible accounts. Expected credit losses are measured at amortized cost, including trade and unbilled receivables, on a collective basis, based on their similar risk characteristics. Expected credits losses are based on historical credit loss experience, review of the current aging or status of accounts receivable and current and forward-looking views from an economic and industry perspective. Receivables are written off when it is determined that amounts are uncollectible. The allowance for credit losses was de minimis as of December 31, 2023, and 2022. See Note 3 Accounts Receivable, net.

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

Intangible Assets

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life that the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. During the three months ended September 30, 2022, the Company noted that indicators of impairment existed and prepared an undiscounted cash flow analysis, which indicated, for the Stendra® product an impairment. The Company then prepared a discounted cash flow analysis through December 2029, representing the remaining economic useful life for the Stendra® product resulting in an impairment of approximately $7.5 million. As indicators of impairment exist as of December 31, 2022, the Company prepared an undiscounted cash flow analysis. This analysis includes projections of future revenue and expenses, which if not achieved could result in future impairment charges. These projections include continued significant sales growth based in part on expectation of higher sales volume resulting from increased product availability as a result of the Vivus settlement. Additionally, the Company is planning to invest in research and development pursuant to our Non-Prescription / OTC Strategies related to Stendra®, which we anticipate will dramatically increase product sales in the future, such that if our Stendra OTC strategy is not successful, we may have to partially or fully impair the remaining intangible balance.

The Company’s prepared projections including the undiscounted cash flows of the remaining estimated useful lives through December 2031 for the medical device products. Management continued to analyze the Company’s intangible assets during 2023. Management noted that the Company’s financial results were consistent with the projections used in the December 31, 2022, analysis. Based on its analysis, Management concluded that there were no triggering events noted that would indicate a potential impairment for long-lived assets for any of the two asset groups, Metuchen Pharmaceuticals and TIMM/PTV.

Fixed Assets

Fixed assets consist of furniture and fixtures. Furniture and fixtures are recorded at cost, less accumulated depreciation, and are depreciated on a straight-line basis over its estimated useful life. The Company uses an estimated useful life of 7 years for furniture and fixtures. Depreciation expense for the years ended December 31, 2023, and 2022 was $10,220 and $10,220, respectively.

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

See Note 9 Leases

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to stock-based transactions, including employee stock options and restricted stock units, to be measured and recognized in the consolidated financial statements based on a determination of the fair value of the stock options or restricted stock units. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model for stock options and the closing price per share on the date of the award for restricted stock units. Employee stock option and restricted stock units expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant), except for performance based milestones which is recognized upon the probability of achievement. The Company accounts for forfeitures as they occur.

The Company’s option pricing model requires the input of highly subjective assumptions, including the volatility and expected term. Any changes in these highly subjective assumptions can significantly impact stock-based compensation expense. See Note 11 Stock Options.

Derivative Financial Instruments

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives per ASC 815, Derivatives and Hedging (“ASC 815”). Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.

Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company concluded that the Series A Preferred Stock is more akin to a debt-type instrument than an equity-type instrument, therefore certain conversion features associated with the convertible preferred stock were deemed to not be clearly and closely related to the host instrument and were bifurcated as a derivative under ASC 815. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has therefore classified the Series A convertible preferred stock as mezzanine equity as it redeemable in monthly installments. The Company adjusts the carrying values of the convertible preferred stock by accreting the discount and accruing dividends to the state the convertible preferred stock at redemption value each reporting period.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants are classified as liabilities in accordance with ASC 815 as they could be net cash settled in the event of a Fundamental Transaction. The fair value of the warrant liability was estimated using a Black-Scholes approach (see Note 20).

Modification of warrants

The Company applies the guidance in ASC 815-40 to account for warrants that are liability classified that are subsequently modified resulting in a reclassification to equity. The warrants are remeasured at fair value on the modification date, the change in fair value is recognized as a non-cash gain or loss on the statements of operations, and the warrants are reclassified to additional paid-in capital.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2023, and 2022, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company records uncertain tax positions in accordance under Accounting Standards Codification (“ASC “) Topic 740, Income taxes (“ASC 740”), on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2023, and 2022, no accrued interest or penalties are recorded in the consolidated balance sheet.

Contingencies

The Company may be subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Shipping Costs

The Company records the costs of shipping related to prescription medication sales in general and administrative expense in its consolidated statements of operations. There were no shipping costs for the years ended December 31, 2023, and 2022.

Shipping costs related to medical devices are recorded as revenue and subsequently deducted as a component of cost of goods sold in the consolidated statements of operations. Shipping costs for the years ended December 31, 2023, and 2022 were $60,216 and $125,368, respectively.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase common stocks. The Company computes diluted net loss per common stock by dividing the net loss applicable to common stocks by the sum of the weighted-average number of common stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase common stocks, but such items are excluded if their effect is anti-dilutive. In accordance with ASC 260, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the year ended December 31, 2023. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of common stock for the years ended December 31, 2023, and 2022. See Note 13 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible debt instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The Company adopted the new guidance with its fiscal year beginning January 1, 2023. The adoption of ASU 2020-06 did not have a material effect on the company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating segment expense disclosures related to its annual report for fiscal year 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2025.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	December 31,	December 31,
	2023	2022
Gross accounts receivables	$2,887,317	$2,757,839
Distribution service fees	(398,968)	(339,094)
Chargebacks accrual	(2,462)	(1,960)
Cash discount allowances	(24,639)	(99,671)
Allowance for doubtful accounts	(235,097)	(206,868)
Total accounts receivable, net	$2,226,151	$2,110,246

For the year ended December 31, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included 3 customers which represented approximately 22%, 21%, and 17% of total gross billings. For the year ended December 31, 2022, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 26%, 21%, 17%, and 16% of total gross billings.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included 3 customers at December 31, 2023, equal to 36%, 24% and 16%, respectively, of the Company’s total gross accounts receivables. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included two customers at December 31, 2022, equal to 43%, and 16%, respectively, of the Company’s total gross accounts receivables.

4)    Inventories, net

Inventory is comprised of the following:

	December 31, 2023	December 31, 2022
Raw materials	$1,430,139	$1,574,683
Finished goods	180,252	240,430
Total inventory	$1,610,391	$1,815,113

Finished goods are net of valuation reserves of $295,411 and $364,300 as of December 31, 2023, and 2022, respectively. Raw materials are net of valuation reserves of $0 and $2,872,977 as of December 31, 2023, and 2022, respectively, which is related to bulk inventory.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2023	December 31, 2022
Prepaid insurance	$45,664	$109,414
Prepaid FDA fees	937,652	—
Prepaid coupon fees	—	71,500
API purchase commitment asset (see Note 14)	704,729	663,984
Other prepaid expenses	234,459	333,158
Other current assets	111,476	138,226
Total prepaid expenses and other current assets	$2,033,980	$1,316,282

6)    Intangible Assets

Balance at December 31, 2021	$25,293,149
Amortization expense	(5,588,665)
Intangible Impairment	(7,460,000)
Balance at December 31, 2022	12,244,484
Amortization expense	(3,272,747)
Balance at December 31, 2023	$8,971,737

The future annual amortization related to the Company’s intangible assets is as follows as of December 31, 2023:

2024	$2,800,623
2025	1,754,329
2026	1,442,186
2027	1,212,871
2028	996,637
Thereafter	765,091
Total	$8,971,737

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2023, are $4.9 million, $3.2 million and $0.9 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2022, are $7.2 million, $4.0 million and $1.1 million, respectively. During the year ended December 31, 2023, no impairment was recorded. During the year ended December 31, 2022, the Company determined that the intangible asset related to the Stendra® product was impaired resulting in an impairment charge of approximately $7.5 million.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2023	December 31, 2022
Accrued product returns	$4,178,176	$2,311,647
Accrued contract rebates	128,562	279,018
Due to 3PL/Wholesalers	75,727	155,081
Accrued bonuses	665,184	427,500
Accrued professional fees	15,000	51,620
Other accrued expenses	297,428	409,796
Total accrued expenses	$5,360,077	$3,634,662

8)    Debt

Promissory Note

In connection with the Settlement Agreement entered into with Vivus (see Note 14), Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note.

Under the terms of the Note, the original principal amount of $10,201,758 is payable in consecutive quarterly installments of principal and interest beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. For the years ended December 31, 2023, and December 31, 2022, the Company paid Vivus $2.0 million and $1.6 million, respectively. As of December 31, 2023, and 2022, the principal balance on the Note is $8.0 million and $9.5 million, respectively.

Future minimum principal payments of the promissory note are as follows:

2024	$1,156,550
2025	2,720,940
2026	3,264,351
2027	872,073
Total	$8,013,914
Less: current portion	(1,156,550)
Promissory note, net of current portion	$6,857,364

9)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms ranging from 0.7 years to 3.0 years.

On November 30, 2021, the Company entered into a sublease with respect to its entire headquarters facility. The sublessor delivered a $14,000 security deposit to the Company on the lease commencement date and also agreed to pay $7,000 per month for the term beginning January 10, 2022, and continuing until the expiration of the head lease on August 30, 2024. The Company accounts for this sublease as an operating lease in accordance with the lessor accounting guidance within ASC 842.

The components of lease expense consisted entirely of fixed lease costs related to operating leases. These costs were $179,246 and $179,246 for the years ended December 31, 2023, and 2022, respectively. Fixed lease costs for the year ended December 31, 2023, were offset by sublease income of $84,000.

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2023	As of December 31, 2022
Operating lease ROU asset:
Other assets	$226,259	$358,472

Operating lease liability:
Other current liabilities	$125,022	$142,340
Other long-term liabilities	137,655	262,677
Total operating lease liability	$262,677	$405,017

Supplemental lease term and discount rate information related to leases was as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease terms – operating leases	1.7 years	2.7 years
Weighted-average discount rate – operating leases	12.6%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	December 31,
	2023	2022
Operating cash flows from operating leases	$189,374	$187,739

Future minimum lease payments under non-cancelable leases as of December 31, 2023, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2024	155,242
2025	81,107
2026	82,325
Total lease payments	318,674
Less: Imputed Interest	(55,997)
Total	$262,677

Future minimum sublease income under non-cancelable leases as of December 31, 2023, were as follows:

Sublease income	Operating Leases
2024	$56,000

Total	$56,000

As of December 31, 2023, and 2022, the Company had no operating leases that had not yet commenced.

10)     Stockholders’ Equity

On December 21, 2023, the Company approved a one-time grant under the Company’s Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Plan”) to Fady Boctor, the Company’s President and Chief Commercial Officer, of 49,645 shares of the Company’s common stock.

Also on December 21, 2023, the Company approved and accrued for the issuance of $200,000 of common stock, payable in two equal installments, with the first installment to be paid upon approval by the Board and the second installment six months after the first installment, to CorProminence, LLC (“CoreIR”) for services rendered pursuant to a Marketing and Consulting Agreement. The first installment of 70,922 shares was issued on February 29, 2024.

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

In connection with the Mergers, each security holder of Metuchen received the right to receive earnout consideration, which is liability classified, to be paid in the form of Petros Common Stock if either Petros’ Market Capitalization (as defined in the Merger Agreement) or Petros receives aggregate gross proceeds that equals or exceeds certain milestones set forth in the Merger Agreement. Each milestone earnout payment is only achievable and payable one time and upon attainment of such milestone. In no event will the sum of the milestone earnout payments be greater than 1,023,209 shares of Petros Common Stock. As of December 31, 2022, the milestones were not achieved prior to earnout expiry. The fair value of the derivative liability was $0.0 million as of December 31, 2022. For the year ended December 31, 2022, the Company recognized a gain on the revaluation of the derivative liability of $0.5 million.

11)    Stock Options and Restricted Stock Units (“RSUs”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to our directors, officers, employees, and consultants of 107,834. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of common stock. On September 14, 2023, our stockholders approved the Third Amendment to the 2020 Plan to increase the total number of shares of common stock issuable under the 2020 Plan by 2,500,000 shares to a total of 2,760,000 shares of common stock. As of December 31, 2023, there were 2,760,000 shares authorized and 2,158,658 shares available for issuance under the 2020 Plan.

The following is a summary of stock options for the years ended December 31, 2023, and 2022:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2021	61,567	$33.80	9.23	$—
Options granted	5,000	33.40
Less: options expired/cancelled	(7,500)	(32.10)
Options outstanding at December 31, 2022	59,067	$34.02	8.29	$—
Options granted	455,066	1.27
Less: options forfeited	(5,000)	(33.40)
Options outstanding at December 31, 2023	509,133	$4.75	9.46	$66
Options exercisable at December 31, 2023	138,600	$14.15	8.90	$—

The following is a summary of RSUs for the years ended December 31, 2023, and 2022:

		Weighted-Average
	Number of Shares	Price
RSUs outstanding at December 31, 2021	11,642	$32.90
RSUs granted	30,927	11.90
Less: RSUs forfeited	—	—
Less: RSUs expired/cancelled	—	—
Less: RSUs vested	(2,331)	(30.90)
RSUs outstanding at December 31, 2022	40,238	$16.87
RSUs granted	—	—
Less: RSUs forfeited	—	—
Less: RSUs expired/cancelled	—	—
Less: RSUs vested	(40,238)	(16.87)
RSUs outstanding at December 31, 2023	—	$—

On January 4, 2022, pursuant to a consulting agreement, the Company awarded a grant of 5,000 options to purchase shares of common stock of the Company at an exercise price of $33.40 per share. The shares of common stock underlying the options vested 100% upon issuance.

On April 7, 2022, the Company awarded the four Directors grants of 24,876 total RSUs with a stock price of $11.90 per share. The RSUs shall vest 100% on the one-year anniversary of the date of grant. Also on April 7, 2022, Tania King, an employee of Juggernaut Capital Partners LLP, pursuant to her contract, was granted 6,050 RSUs with a stock price of $11.90 per share. The RSUs shall vest 100% on the one-year anniversary of the date of grant. On September 2, 2022, Ms. King RSUs vested.

On April 10, 2023, the Company awarded four Directors grants totaling 156,000 options with an exercise price of $0.99 per share, vesting 100% on the one-year anniversary of the date of grant. On December 21, 2023, the Company awarded four Directors grants totaling 160,000 options which vest 100% on April 10, 2024; granted two executives and one employee options totaling 139,066 options with an exercise price of $1.41 per share, of which 84,533 options vesting immediately upon issuance and 54,533 vesting upon one executive meeting certain Company performance milestones. As of December 31, 2023, management determined it was not probable that these performance milestones will be met.  The Company used the Black Scholes valuation method to determine fair value assuming the following: dividend rate of 0%, implied volatility of 107.1%, a weighted-average risk-free interest rate of 3.7%, and have a fair value of $1.01 per share.

Stock-based compensation expense recognized for the years ended December 31, 2023, and 2022, was $417,230 and $1,195,076, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations.  As of December 31, 2023, unrecognized stock-based compensation expense (excluding performance awards) is approximately $197,000 to be recognized over a term of 0.27 years.

12)    Common Stock Warrants

Pursuant to the Private Placement (see Note 19), the Company issued to investors Warrants to purchase 6,666,668 shares of Common Stock, with an exercise price of $2.25 per share (subject to adjustment), for a period of five years from the date of issuance. In connection with the Private Placement, pursuant to the Engagement Letter, between the Company and the Placement Agent, the Company issued the Placement Agent warrants to purchase shares of Common Stock equal to 8% of the number of shares of common stock that the Preferred Shares are initially convertible into (533,333 warrant shares), with an exercise price of $2.25 per share and a five-year term (the “Placement Agent Warrants” collectively the “Warrants”).

The Warrants were originally determined to be within the scope of ASC 815 as they are puttable to the Company at the Holders’ election upon the occurrence of a Fundamental Transaction (as defined in the agreements). As such, the Company recorded the Warrants as a liability at fair value with subsequent changes in fair value recognized in earnings. The Company utilized the Black Scholes Model to calculate the value of these warrants issued during the year ended December 31, 2023. The fair value of the Warrants of $21,544,000 was estimated at the date of issuance using the following weighted average assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 110.0%; and a risk-free interest rate of 3.93%.

Transaction costs incurred attributable to the issuance of the Warrants of $2,855,000 were immediately expensed in accordance with ASC 480.

On March 21, 2024, the Company entered into waiver and amendment agreements with the investors effective December 31, 2023, which modified certain terms and conditions of the Warrants, including modifying the form of consideration that the Holders’ could receive upon the occurrence of a Fundamental Transaction (the “Warrant Amendment”), specifically, the Holders can only receive the same consideration as common stockholders upon a Fundamental Transaction. The modification resulted in the reclassification of the Warrants to be considered equity classified as they were no longer in the scope of ASC 815. In accordance with ASC 815-40, the Company remeasured the Warrants at fair value as of December 31, 2023, the effective date of the modification, and recognized the change in fair value as a non-cash gain and reclassified the Warrants to additional paid-in capital at December 31, 2023 (see below).

During the year ended December 31, 2023, the Company recorded a gain of $13,974,000 related to the change in fair value of the warrant liability which is recorded in other income (expense) on the Statements of Operations. The fair value of the Warrants of $7,570,000 was estimated at December 31, 2023, prior to the effective date of the Warrant Amendment, utilizing the Black Scholes Model using the following weighted average assumptions: dividend yield 0%; remaining term of 4.53 years; equity volatility of 115.0%; and a risk-free interest rate of 3.88%. As a result of the Warrant Amendment, the Company reclassified the remaining fair value of the Warrants of $7,570,000 to additional paid-in capital.

The following is a summary of warrants for the years ended December 31, 2023, and 2022:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding - December 31, 2021	1,004,115	$105.85	4.5	$—
Warrants issued in 2022	—	—	—	—
Warrants outstanding - December 31, 2022	1,004,115	$105.85	3.5	$—
Warrants issued in 2023	7,200,002	2.25
Warrants expired in 2023	(278)	(16.00)
Warrants outstanding - December 31, 2023	8,203,839	$14.93	4.3	$—

13)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Years Ended
	December 31,
	2023	2022
Stock options	509,133	59,067
RSUs	—	40,238
Series A Convertible Preferred stock	5,985,519	—
Warrants	8,203,839	1,004,115
Total	14,698,491	1,103,420

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

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions Vivus released 100% of the quantity of bulk Stendra® tablets by the end of the first quarter 2022.

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

As of December 31, 2023, and 2022, the Company has $0.0 and $0.0 million, respectively, of accrued inventory purchases related to the Company’s minimum purchase obligations with Vivus for raw material or API inventory. API inventory is not a finished good.  The Company has $1.2 million of API which is classified as prepaid inventory. The additional API inventory that the Company does not have title to is classified as API Product in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of December 31, 2023, and 2022, there was $0.7 million and $0.7 million respectively included in other current assets (see Note 5 Prepaid and Other Current Assets). As of December 31, 2023, and 2022, there was $4.2 million and $5.1 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the years ended December 31, 2023, and 2022.

During the years ended December 31, 2023, and 2022, the Company incurred royalties to MTPC for Stendra(R) of $114,319 and $136,732, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of December 31, 2023, and 2022, the Company had a receivable for royalties of $56,503 and $106,115, respectively, which is included in other current assets in prepaid expenses and other current assets (see Note 5 Prepaid and Other Current Assets).

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

15)  Commitments and Contingencies

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

From time to time, we are involved in various legal matters arising in the normal course of business. We do not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on our financial position, cash flows or results of operations.

16)    Income Taxes

The current and deferred income tax expense (benefit) for the years ended December 31, 2023, and 2022 is as follows:

For the Years Ended December 31,
	2023	2022
Current expense (benefit):
Federal	$—	$—
State	—	—
Total current expense (benefit)	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Total deferred expense (benefit)	—	—
Total income tax expense (benefit)	$—	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2023	2022
Income at US statutory rate	21.00%	21.00%
State taxes, net of federal benefit	3.85%	1.56%
Change in Fair Value of Derivative Liability	6.66%	—%
Revaluation of Warrants	35.95%	—%
Warrant Issuance Costs	(7.34)%	—%
Loss on Issuance of Preferred Stock	(28.53)%	—%
Change in State Rate	11.25%	—%
Valuation allowance	(43.74)%	(23.98)%
Other	0.90%	1.42%
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023, and December 31, 2022, are as follows:

	For the Years Ended December 31,
	2023	2022
Accruals	$221,841	$229,348
Intangible assets	(737,719)	(818,127)
Depreciation and amortization	7,458,252	7,379,214
Expenses not currently deductible	982,475	1,140,594
Net operating loss carryforwards	9,475,773	6,013,400
Interest expense limitation	251,023	226,588
Stock-based compensation	400,813	2,882,814
Valuation allowance	(18,052,458)	(17,053,830)
Total deferred tax asset (liability)	$—	$—

The valuation allowance recorded by the Company as of December 31, 2023, and 2022 resulted from the uncertainties of the future utilization of deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards for federal and state income tax purposes. Realization of the NOL carryforwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized.  The cumulative valuation allowance as of December 31, 2023, is $18.1 million, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2023, the Company’s estimated aggregate total NOLs were $40.4 million for U.S. federal purposes with an indefinite life due to regulations set forth in the Tax Cuts and Jobs Act of 2017 (“TCJA”). The future utilization of the NOLs are limited to 80% of taxable income. The Company has not completed an IRC Section 382 analysis regarding the limitation of NOL carryforwards. As of December 31, 2023, the Company’s estimated State NOLs were $17.9 million.

The Company files its tax return’ in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The Company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date, and generally states implement a statute of limitations between 3 and 5 years.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023, the Company has not recorded any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Provision enacted in the TCJA related to the capitalization for tax purposes of research and experimental expenditures became effective on January 1, 2022. This provision requires us to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where the research is conducted. This provision is not expected to have a material impact on our calendar year 2023 effective tax rate on a net basis or our cash paid for taxes due to our net operating loss position.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Exceptions may apply, for example, if the repurchases are less than $1,000 or issued to employees. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Management believes that this will not have a material impact on its financial statements.

17)    Defined Contribution Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Eligible employees can contribute to the defined contribution plan, subject to certain limitations, on a pre-tax basis. The Company matches up to 100% of the first 6% of each employee’s contribution and is recognized as expense in general and administrative expenses on the consolidated statement of operations. Employer contributions were $64,062 and $51,276 for the years ended December 31, 2023, and 2022, respectively.

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

The Company’s results of operations by reportable segment for the year ended December 31, 2023, are summarized as follows:

	Prescription	Medical
For the Year Ended December 31, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$2,286,373	$3,536,015	$—	$5,822,388
Cost of goods sold	277,490	1,353,730	—	1,631,220
Selling, general and administrative expenses	1,736,512	1,885,489	5,639,470	9,261,471
Warrant issuance costs	—	—	2,855,000	2,855,000
Research and development expenses	2,272,069	137,025	—	2,409,094
Depreciation and amortization expense	2,285,175	997,792	—	3,282,967
Change in fair value of derivative liability	—	—	(2,590,000)	(2,590,000)
Change in fair value of warrant liability	—	—	(13,974,000)	(13,974,000)
Interest income	—	—	(515,311)	(515,311)
Interest expense, promissory note	—	—	536,138	536,138
Loss on issuance of Series A Preferred Stock	—	—	11,088,997	11,088,997
Net loss	$(4,284,873)	$(838,021)	$(3,040,294)	$(8,163,188)

The Company’s results of operations by reportable segment for the year ended December 31, 2022, are summarized as follows:

	Prescription	Medical
For the Year Ended December 31, 2022	Medications	Devices	Corporate	Consolidated
Net sales	$2,734,639	$3,257,415	$—	$5,992,054
Cost of goods sold	949,197	1,340,221	—	2,289,418
Selling, general and administrative expenses	4,947,466	1,685,678	5,576,018	12,209,162
Gain on settlement with Vivus	(3,389,941)	—	—	(3,389,941)
Research and development expenses	1,541,714	198,566	—	1,740,280
Depreciation and amortization expense	4,442,922	1,155,962	—	5,598,884
Intangible asset impairment	7,460,000	—	—	7,460,000
Change in fair value of derivative liability	—	—	(460,000)	(460,000)
Interest income	(14,194)	—	—	(14,194)
Interest expense, promissory note	—	—	596,018	596,018
Net loss	$(13,202,525)	$(1,123,012)	$(5,712,036)	$(20,037,573)

The following table reflects net sales by geographic region for the years ended December 31, 2023, and 2022:

	For the Years Ended
	December 31,
Net sales	2023	2022
United States	$4,526,635	$4,799,132
International	1,295,753	1,192,922
	$5,822,388	$5,992,054

No individual country other than the United States accounted for 10% of total sales for the year ended December 31, 2023, and 2022.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2023, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$4,903,749	$4,067,988	$8,971,737
Total segment assets	$27,891,180	$5,904,615	$33,795,795

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2022, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$7,178,704	$5,065,780	$12,244,484
Total segment assets	$25,831,048	$6,590,166	$32,421,214

19)    Private Placement

On July 13, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,666,668 shares of our common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share (the “Series A Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of December 31, 2023, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share.

The Private Placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The closing of the Private Placement occurred on July 17, 2023. The aggregate net proceeds from the Private Placement were $13,740,003. We intend to use the net proceeds from the Private Placement for general corporate purposes.

We engaged Katalyst Securities LLC (the “Placement Agent”) to act as exclusive placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, we paid to the Placement Agent or its designees (i) a cash fee equal to 8% of the gross proceeds of the Private Placement and (ii) warrants to acquire up to an aggregate of 533,334 shares of Common Stock (the “Placement Agent Warrants”) on the same terms as the Warrants.

Transaction costs totaling $2,855,000 were incurred related to the Private Placement and consisted of $1,260,000 in cash expenses for placement agent and legal fees and $1,595,000 representing the fair value of the Placement Agent Warrants. These costs were proportionately allocated to the Series A Preferred Stock and Warrants based on the allocated gross proceeds of the instruments. Accordingly, none of the transaction costs were allocated against the carrying value of the Preferred Stock and $2,855,000 of transaction costs were immediately expensed related to the Warrants which are accounted for under ASC 480 (see Note 12).

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

During December 2023, the Company issued as equity awards shares of Common Stock and options to purchase shares of Common Stock representing an aggregate of 348,711 shares of Common Stock and shares of Common Stock issuable upon exercise of the options to certain directors, officers, and employees of the Company, representing an aggregate number of shares of Common Stock in excess of 5% of the shares of Common Stock issued and outstanding immediately prior to the date of the Purchase Agreement (the “December Issuances”). Under the terms of the Certificate of Designations, the Conversion Price of the Series A Preferred Shares was required to be adjusted as a result of the December Issuances. On March 21, 2024, the Company entered into waiver and amendment agreements with investors effective December 31, 2023, in which the investors waived the contractual requirement to adjust the Conversion Price related to the December Issuances and designated the December Issuances as Excluded Securities as defined in the Certificate of Designations.

The Series A Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Operations. The Company estimated the $6,140,000 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $3.54 on the issuance date, estimated equity volatility of 165.0%, estimated traded volume volatility of 790.0%, the time to maturity of 1.38 years, a risk free rate of 5.0%, a discounted market interest rate of 8.1%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 9.7%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

The discount to the fair value is included as a reduction to the carrying value of the Series A Preferred Shares. During the year ended December 31, 2023, the Company recorded a total discount of $15,000,000 upon issuance of the Series A Preferred Shares, which was comprised of the issuance date fair value of the associated embedded derivative of $6,140,000 and the difference between the remaining gross proceeds  after allocation to the derivative liability and the residual fair value of the Series A Preferred Shares of $8,860,003, which represents the portion of the Warrant liability allocated to the discount. It was deemed probable that the Series A Preferred Shares will become redeemable, the Company accreted the Series A Preferred Shares from inception to December 31, 2023, pursuant to ASC 480-10-S99-3A utilizing the effective interest method. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $11,088,997 which is included in other income (expense) in the Consolidated Statement of Operations.

During the year ended December 31, 2023, the Company recorded a gain of $2,590,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Consolidated Statements of Operations. The Company estimated the $3,550,000 fair value of the bifurcated embedded derivative at December 31, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of our common stock of $1.41 on the valuation date, estimated equity volatility of 115.0%, estimated traded volume volatility of 435.0%, the time to maturity of 0.92 years, risk free rate of 4.9%, a discounted market interest rate of 14.0%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 10.1%.

As of December 31, 2023, the Company has notified the investors of its intention to redeem the upcoming installments due in cash and recorded a liability of $2,047,582 representing the cash payable to investors which includes $1,726,352 of the stated value of the Series A Preferred Shares, $187,277 of accrued dividends payable, and $133,955 for the cash premium which was recognized as a deemed dividend. As of December 31, 2023, the Company has redeemed an aggregate 2,930 Series A Preferred Shares for cash of $1,998,901 and issued 822,112 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, worth $1,195,745 in relief of the accrued Series A Preferred Stock payments payable. As of December 31, 2023, the Company has recognized $821,456 of preferred dividends which is comprised of $556,733 of preferred dividends at the stated dividend rate and $264,723 of deemed dividends for cash premium for installment redemptions.

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

On March 21, 2024, the Company entered into an Omnibus Waiver and Amendment (the “Waiver and Amendment”) with the Investors in the Private Placement, effective as of December 31, 2023. The Waiver and Amendment amended certain terms of the Warrants relating to the rights of the holders of the Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Warrants) that is not within our control, including not approved by the Company’s Board of Directors, the holder of a Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Warrant, that is being offered and paid to the holders of our common stock in connection with the Fundamental Transaction.

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

20)    Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended December 31, 2023. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2023, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and traded volume volatility of our common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and our probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; the stock price and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31
Description	Level	2023
Liabilities:
Bifurcated embedded derivative liability	3	$3,550,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$—
Issuance of warrants reported at fair value	21,544,000
Change in fair value of warrant liability	(13,974,000)
Reclassification of warrant liability to equity upon amendment	(7,570,000)
Balance on December 31, 2023	$—

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	6,140,000
Change in fair value of bifurcated embedded derivative	(2,590,000)
Balance on December 31, 2023	$3,550,000

21)    Related Party Transactions

On November 28, 2023, the Board approved a payment to JCP III AIV of $125,000 in recognition of various management and advisory services previously provided to the Company by JCP III AIV.