Form 10-Q
period 2024-03-31
Petros Pharmaceuticals, Inc.
filed 2024-05-15
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 7,000,195 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to regain and maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2023, and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2024, and 2023	5

Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2024, and 2023	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024, and 2023	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	33

Item 4. Controls and Procedures.	34

PART II—OTHER INFORMATION	35

Item 1. Legal Proceedings.	35

Item 1A. Risk Factors.	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3. Defaults Upon Senior Securities.	36

Item 4. Mine Safety Disclosures.	36

Item 5. Other Information.	36

Item 6. Exhibits.	37

Signatures.	38

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$11,080,716	$13,336,975
Accounts receivable, net	1,957,005	2,226,151
Inventories	1,557,018	1,610,391
Prepaid inventory	1,182,899	1,182,899
Prepaid expenses and other current assets	2,124,817	2,033,980
Total current assets	17,902,455	20,390,396

Fixed assets, net	26,402	28,957
Intangible assets, net	8,256,453	8,971,737
API purchase commitment	3,936,454	4,178,446
Right of use assets	190,571	226,259
Total assets	$30,312,335	$33,795,795

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$1,553,689	$1,156,550
Accounts payable	2,137,255	1,713,253
Accrued expenses	6,326,001	5,360,077
Accrued Series A Convertible Preferred payments payable	840,353	2,047,583
Other current liabilities	362,233	493,288
Total current liabilities	11,219,531	10,770,751

Promissory note, net of current portion	6,460,225	6,857,364
Derivative Liability	1,816,000	3,550,000
Other long-term liabilities	123,021	137,657
Total liabilities	19,618,777	21,315,772

Commitments and contingencies (see note 14)
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at March 31, 2024, and December 31, 2023, respectively; 5,663 and 10,022 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively; Liquidation preference of $6,387,083 and $11,271,365, as of March 31, 2024, and December 31, 2023, respectively.	906,979	408,982

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized at March 31, 2024, and December 31, 2023, respectively; 6,881,864 and 2,991,377 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively)	688	298
Additional paid-in capital	110,838,135	110,960,324
Accumulated deficit	(101,052,244)	(98,889,581)
Total Stockholders’ Equity	9,786,579	12,071,041

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$30,312,335	$33,795,795

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net sales	$1,388,806	$2,517,972
Cost of goods sold	331,831	550,742
Gross profit	1,056,975	1,967,230
Operating expenses:
Selling, general and administrative	2,711,456	2,130,639
Research and development expense	1,555,953	319,093
Depreciation and amortization expense	717,839	826,795
Total operating expenses	4,985,248	3,276,527

Loss from operations	(3,928,273)	(1,309,297)
Other income (expenses):
Change in fair value of derivative liability	1,734,000	—
Interest income	151,819	66,317
Interest expense, promissory note	(120,209)	(142,167)
Total other income (expenses)	1,765,610	(75,850)
Net loss before income taxes	$(2,162,663)	$(1,385,147)
Provision for income taxes	—	—
Net loss	$(2,162,663)	$(1,385,147)

Preferred Stock dividend and cash premiums	(595,505)	—
Preferred Stock accretion	(5,268,776)	—

Net loss attributable to common stockholders	(8,026,944)	(1,385,147)
Basic and Diluted	$(1.69)	$(0.66)
Weighted average common shares outstanding
Basic and Diluted	4,756,952	2,088,698

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2024
Balance, December 31, 2023	10,022	$408,982	2,991,377	$298	$110,960,324	$(98,889,581)	$12,071,041
Stock-based compensation expense	—	—	—	—	180,381	—	180,381
Common Stock issued for services	—	—	77,828	8	109,992	—	110,000
Accrual of Series A Preferred Stock and dividend redemption	(709)	(840,353)	—	—	—	—	—
Series A Preferred Stock accretion	—	5,268,776	—	—	(5,268,776)	—	(5,268,776)
Series A Preferred Stock dividends	—	601,120	—	—	(601,120)	—	(601,120)
Preferred Stock redemption including cash premium	(3,650)	(4,531,546)	3,812,659	382	5,451,719	—	5,452,101
Deemed dividends on Preferred Stock	—	—	—	—	5,615	—	5,615
Net loss	—	—	—	—	—	(2,162,663)	(2,162,663)
Balance, March 31, 2024	5,663	$906,979	6,881,864	$688	$110,838,135	$(101,052,244)	$9,786,579

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2023
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467
Stock-based compensation expense	—	—	—	—	130,336	—	130,336
Shares issued for vested RSU’s	—	—	9,311	1	(1)	—	—
Net loss	—	—	—	—	—	(1,385,147)	(1,385,147)
Balance, March 31, 2023	—	$—	2,088,698	$209	$107,558,987	$(92,111,540)	$15,447,656

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,162,663)	$(1,385,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717,839	826,795
Bad debt expense (recoveries)	(51,119)	36,214
Inventory and sample inventory reserve	12,815	50,499
Amortization of right of use asset	35,688	31,550
Change in fair value of derivative liability	(1,734,000)	—
Employee stock-based compensation	180,381	130,336
Stock issued for services	110,000	—

Changes in operating assets and liabilities:
Accounts receivable	320,266	(325,614)
Inventories	40,557	(55,092)
Prepaid expenses and other current assets	151,155	180,237
Accounts payable	424,000	51,954
Accrued expenses	965,924	(25,740)
Deferred revenue	(117,238)	(260,361)
Other current liabilities	(13,817)	35,109
Other long-term liabilities	(14,636)	(39,103)
Net cash used in operating activities	(1,134,848)	(748,363)

Cash flows from financing activities:
Payment of promissory note	—	(357,833)
Redemption of Series A Preferred Stock	(1,121,411)	—
Net cash (used in) provided by financing activities	(1,121,411)	(357,833)

Net (decrease) increase in cash	(2,256,259)	(1,106,196)

Cash, beginning of period	13,336,975	9,426,264
Cash, end of period	$11,080,716	$8,320,068

Supplemental cash flow information:
Cash paid for interest during the period	$—	$142,167

Noncash Items:
Noncash increase in inventory due to API reclass	$—	$218,041
Noncash decrease in API purchase commitment	—	228,001
Noncash decrease in other current assets: API purchase commitment	—	9,960
Noncash redemption of Series A Preferred Stock	5,452,101	—
Accrued Series A Convertible Preferred payments payable	840,353	—
Accretion of Series A convertible preferred stock to redemption value	5,268,776	—
Accrual of Series convertible preferred stock dividends	601,120	—

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, Liquidity and Going Concern

Nature of Operations

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was incorporated in Delaware on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. Petros consists of wholly owned subsidiaries, Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). The Company is engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which the Company have licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV.

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

The Company’s priority is the ability to sell Stendra® OTC.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2024, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.  All transactions between the consolidated entities have been eliminated in consolidation.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since inception. As of March 31, 2024, the Company had cash of $11.1 million, positive working capital of $6.7 million, and accumulated deficit of $101.1 million. The Company’s plans include, or may include, utilizing cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. As of March 31, 2024, the principal balance of the note is $8.0 million. The terms of this promissory note are discussed in Note 8. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these interim unaudited condensed consolidated financial statements are issued. The accompanying interim unaudited condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, including the gross proceeds of $15 million raised in the Private Placement, as well as by exploring additional ways to raise capital and increasing cash flows from operations. The Company intends to use the proceeds from the July 2023 capital raise to funds its OTC progress into 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to the Company’s Non-Prescription / OTC strategies related to Stendra®, which the Company believes has the potential to dramatically increase product sales in the future; and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in the Company’s current assumptions that negatively impact the Company’s financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Segment Reporting

Operating segments are components of a Company for which separate financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male erectile dysfunction. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. See Note 15 Segment Information.

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

As of March 31, 2024, and December 31, 2023, the reserves for sales deductions were $5.0 million and $4.7 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and DSA fees. The Company’s estimates are based on factors such as direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with the Company’s direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of March 31, 2024, and December 31, 2023, the reserves for product returns were $4.6 million and $4.2 million, respectively, and are included as a component of accrued expenses. During the three months ended March 31, 2024, and 2023, respectively, the Company recorded $0.5 million and $0.4 million of returns as a reduction of gross revenue.

Contract Rebates, Coupon Redemptions and DSA Fees

The Company establishes contracts with wholesalers, chain stores, and indirect customers that provide for rebates, sales incentives, DSA fees and other allowances. Some customers receive rebates upon attaining established sales volumes. Direct rebates are generally rebates paid to direct purchasing customers based on a percentage applied to a direct customer’s purchases from us, including fees paid to wholesalers under the Company’s DSAs, as described below. Indirect rebates are rebates paid to indirect customers that have purchased the Company’s products from a wholesaler under a contract with us.

The Company has entered into DSAs with certain significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for the Company’s pharmaceutical products held at their warehouse locations. See Note 3 Accounts Receivable, net for further discussion of these reserves.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of March 31, 2024, and December 31, 2023, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at March 31, 2024, and December 31, 2023.

Contract Liabilities

Under Accounting Standards Codification Topic 606, Revenue Recognition, the Company recognizes revenue when its performance obligations with a customer has been satisfied. In the event it has not been satisfied, the Company records deferred revenue as a liability on the balance sheet.  As of March 31, 2024, and December 31, 2023, deferred revenue was $0 and $0 respectively.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market.

Level 3 – Unobservable inputs which are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

In connection with the Private Placement, the Company incurred liabilities related to derivatives arising from embedded features that were not clearly and closely related to the host instruments. The Company estimated the fair value of derivative liability utilizing Monte Carlo Simulation approach. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. See Notes 16 and 17.

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

The Company’s prepared projections including the undiscounted cash flows of the remaining estimated useful lives through December 2031 for the medical device products. Management continued to analyze the Company’s intangible assets during 2024. Management noted that the Company’s financial results were consistent with previous projections.  Based on its analysis, Management concluded that there were no triggering events noted that would indicate a potential impairment for long-lived assets for any of the two asset groups, Metuchen Pharmaceuticals and TIMM/PTV.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating segment disclosures related to its annual report for fiscal year 2024.

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

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	March 31,	December 31,
	2024	2023
Gross accounts receivables	$2,494,076	$2,887,317
Distribution service fees	(355,301)	(398,968)
Chargebacks accrual	(3,934)	(2,462)
Cash discount allowances	(24,795)	(24,639)
Allowance for credit losses	(153,041)	(235,097)
Total accounts receivable, net	$1,957,005	$2,226,151

For the three months ended March 31, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 26%, 24%, and 16% of total gross billings, respectively. For the three months ended March 31, 2023, gross billings from customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 23%, 19%, 15% and 13% of total gross billings, respectively.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at March 31, 2024, equal to 39%, 22%, and 20%, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at December 31, 2023, equal to 36%, 24% and 16%, respectively.

4)    Inventories

Inventory is comprised of the following:

	March 31, 2024	December 31, 2023
Raw Materials	$1,413,616	$1,430,139
Finished goods	143,402	180,252
Total inventory	$1,557,018	$1,610,391

Finished goods are net of valuation reserves of $308,227 and $295,411 as of March 31, 2024, and December 31, 2023, respectively.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2024	December 31, 2023
Prepaid insurance	$129,926	$45,664
Prepaid FDA fees	625,101	937,652
API purchase commitment asset (see Note 13)	946,721	704,729
Other prepaid expenses	341,990	234,459
Other current assets	81,079	111,476
Total prepaid expenses and other current assets	$2,124,817	$2,033,980

6)    Intangible Assets

Balance at December 31, 2022	$12,244,484
Amortization expense	(3,272,747)
Balance at December 31, 2023	8,971,737
Amortization expense	(715,284)
Balance at March 31, 2024	$8,256,453

The future annual amortization related to the Company’s intangible assets is as follows as of March 31, 2024:

2024 (remaining 9 months)	$2,085,339
2025	1,754,329
2026	1,442,186
2027	1,212,871
2028	996,637
Thereafter	765,091
Total	$8,256,453

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of March 31, 2024, are $4.4 million, $3.0 million and $0.8 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2023, were $4.9 million, $3.2 million and $0.9 million, respectively.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2024	December 31, 2023
Accrued product returns	$4,570,172	$4,178,176
Accrued contract rebates	56,182	128,562
Due to 3PL/Wholesalers	62,284	75,727
Accrued bonuses	831,297	665,184
Accrued professional fees	52,742	15,000
Accrued R&D fees	528,214	100,668
Other accrued expenses	225,110	196,760
Total accrued expenses	$6,326,001	$5,360,077

8)    Debt

Promissory Note

In connection with the Settlement Agreement entered into with Vivus (see Note 13), Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note.

Under the terms of the Note, the original principal amount of $10,201,758 is payable in consecutive quarterly installments of principal and interest beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. For the three months ended March 31, 2024, and 2023, the Company paid Vivus $0 million and $0.5 million, respectively. As of March 31, 2024, and December 31, 2023, the principal balance on the Note is $8.0 million and $8.0 million, respectively.

Future minimum principal payments of the promissory note are as follows:

2024 (remaining 9 months)	$1,156,550
2025	2,720,940
2026	3,264,351
2027	872,073
Total	$8,013,914
Less: current portion	(1,553,689)
Promissory note, net of current portion	$6,460,225

9)    Stockholders’ Equity

On December 21, 2023, the Company approved and accrued for the issuance of $200,000 of common stock, payable in two equal installments, with the first installment to be paid upon approval by the Board and the second installment six months after the first installment, to CorProminence, LLC (“CoreIR”) for services rendered pursuant to a Marketing and Consulting Agreement. The first installment of 70,922 shares was issued on February 29, 2024.  As of March 31, 2024, the remaining accrual was $100,000.

On January 5, 2024, the Company executed an advisory agreement with Maxim Group LLC (“Maxim”) that included the issuance of $10,000 worth of the Company’s restricted common stock per month and issued every six months starting upon the execution of the agreement. The first installment of 6,906 shares was issued on January 5, 2024.  The Company accrued for the issuance of $20,000 worth of restricted common stock during the three months ended March 31, 2024.

10)    Stock Options

The following is a summary of stock options for the three months ended March 31, 2024:

Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2023	509,133	$4.75	9.46	$66
Options granted	—	—	—	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	—	—	—	—
Less: options exercised	—	—	—	—
Options outstanding at March 31, 2024	509,133	$4.75	9.46	$97
Options exercisable at March 31, 2024	138,600	$14.15	8.65	$6

Stock-based compensation expense recognized for the three months ended March 31, 2024, and 2023 was $180,381 and $130,336, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations. As of March 31, 2024, unrecognized stock-based compensation expense (excluding performance awards) is approximately $16,835 to be recognized over a term of 0.03 years.

11)    Common Stock Warrants

The following is a summary of warrants for the three months ended March 31, 2024:

Aggregate
Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding - December 31, 2023	8,203,839	$14.93	4.3	$—
Warrants issued in 2024	—	—	—	—
Warrants exercised 2024	—	—	—	—
Warrants expired in 2024	—	—	—	—
Warrants outstanding and exercisable- March 31, 2024	8,203,839	$14.93	4.0	$—

12)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended
	March 31,
	2024	2023
Stock options	509,133	54,067
RSUs	—	30,927
Series A Convertible Preferred stock	2,838,704	—
Warrants	8,203,839	1,004,115
Total	11,551,676	1,089,109

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

API inventory is not a finished good. The additional API inventory that the Company does not have title to is classified as API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of March 31, 2024, and December 31, 2023, there was $0.9 million and $0.7 million respectively included in other current assets (see Note 5 Prepaid Expenses and Other Current Assets). As of March 31, 2024, and December 31, 2023, there was $3.9 million and $4.2 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three months ended March 31, 2024, and 2023.

During the three months ended March 31, 2024, and 2023, the Company incurred royalties to MTPC for Stendra® of $30,655 and $75,314, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of March 31, 2024, and December 31, 2023, the Company had a receivable for royalties of $25,849 and $56,503, which are included in other current assets. (see Note 7 Accrued Expenses and Note 5 Prepaid Expenses and other Current Assets).

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

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, cash flows or results of operations.

(b)    Contract Research

The Company is currently conducting non-clinical consumer studies in connection with the pursuit of potential FDA approval for Stendra® Non-Prescription OTC use in treating ED. The Company has contracted with a leading Contract Research Organization (“CRO”) in the conduct of Rx-to-OTC Switch development including self-selection studies, human factors studies and various web app studies. The Company has committed approximately $1.4 million through multiple task orders/statements of work with the CRO to perform these studies. As of March 31, 2024, these projects are approximately 71% complete. The Company expects the CRO to complete these studies during the third quarter of 2024.

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

The Company’s results of operations by reportable segment for the three months ended March 31, 2024, are summarized as follows:

	Prescription	Medical
For the Three Months Ended March 31, 2024	Medications	Devices	Corporate	Consolidated
Net sales	$613,095	$775,711	$—	$1,388,806
Cost of goods sold	75,356	256,475	—	331,831
Selling, general and administrative expenses	677,896	502,775	1,530,785	2,711,456
Research and development expenses	1,555,953	—	—	1,555,953
Depreciation and amortization expense	500,305	217,534	—	717,839
Change in fair value of derivative liability	—	—	(1,734,000)	(1,734,000)
Interest income	—	—	(151,819)	(151,819)
Interest expense	—	—	120,209	120,209
Net (loss) and income	$(2,196,415)	$(201,073)	$234,825	$(2,162,663)

The Company’s results of operations by reportable segment for the three months ended March 31, 2023, are summarized as follows:

	Prescription	Medical
For the Three Months Ended March 31, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$1,506,278	$1,011,694	$—	$2,517,972
Cost of goods sold	174,270	376,472	—	550,742
Selling, general and administrative expenses	496,847	423,871	1,209,921	2,130,639
Research and development expenses	265,216	53,877	—	319,093
Depreciation and amortization expense	575,470	251,325	—	826,795
Interest income	—	—	(66,317)	(66,317)
Interest expense	—	—	142,167	142,167
Net loss	$(5,525)	$(93,851)	$(1,285,771)	$(1,385,147)

The following table reflects net sales by geographic region for the three months ended March 31, 2024, and 2023:

	For the Three Months Ended
	March 31,
Net Sales	2024	2023
United States	$1,178,847	$2,158,770
International	209,959	359,202
	$1,388,806	$2,517,972

No individual country other than the United States accounted for 10% of total sales for the three months ended March 31, 2024, and 2023.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of March 31, 2024, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$4,405,998	$3,850,455	$8,256,453
Total segment assets	$24,570,897	$5,741,438	$30,312,335

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2023, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$4,903,749	$4,067,988	$8,971,737
Total segment assets	$27,891,180	$5,904,615	$33,795,795

16)     Private Placement

On July 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,666,668 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share (the “Series A Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of March 31, 2024, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share. On March 21, 2024, the Company entered into Omnibus Waiver and Amendments with the investors named therein, effective December 31, 2023 (the “Waiver and Amendment”). The Waiver and Amendment provides that certain equity awards granted to directors, officers, employees of the Company under the Company’s 2020 Omnibus Incentive Compensation Plan are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement) and waives the applicability of certain other provisions of the Transaction Documents with respect to such grants. The Waiver and Amendment also amended certain terms of the Warrants relating to the rights of the holders of the Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Warrants) that is not within the Company’s control, including not approved by the Company’s Board of Directors, the holder of a Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Warrant, that is being offered and paid to the holders of the Company’s common stock in connection with the Fundamental Transaction.

Series A Preferred Stock

The terms of the Series A Preferred Shares are as set forth in the form of Certificate of Designations. The Series A Preferred Shares will be convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series A Preferred Shares in 13 equal monthly installments, commencing on November 1, 2023. The amortization payments due upon such redemptions are payable, at the Company’s election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.396, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined below) or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. The Company may require holders to convert their Series A Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series A Preferred Shares are entitled to dividends of 8% per annum, compounded monthly, which are payable, at the Company’s option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. On September 29, 2023, the Company filed an amendment to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the terms of the Series A Preferred Stock were amended to permit certain additional procedures for the payment of redemptions and conversions Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series A Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Series A Preferred Shares at a premium set forth in the Certificate of Designations. Upon conversion or redemption, the holders of the Series A Preferred Shares are also entitled to receive a dividend make-whole payment. The holders of Series A Preferred

Shares have no voting rights on account of the Series A Preferred Shares, other than with respect to certain matters affecting the rights of the Series A Preferred Shares.

During December 2023, the Company issued as equity awards, shares of Common Stock and options to purchase shares of Common Stock representing an aggregate of 348,711 shares of Common Stock and shares of Common Stock issuable upon exercise of the options to certain directors, officers, and employees of the Company, representing an aggregate number of shares of Common Stock in excess of 5% of the shares of Common Stock issued and outstanding immediately prior to the date of the Purchase Agreement (the “December Issuances”). Under the terms of the Certificate of Designations, the Conversion Price of the Series A Preferred Shares was required to be adjusted as a result of the December Issuances.

The Series A Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the unaudited condensed consolidated statements of operations.

During the quarter ended March 31, 2024, the Company recorded a gain of $1,734,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the unaudited consolidated statements of operations. The Company estimated the $1,816,000 fair value of the bifurcated embedded derivative at March 31, 2024 using a Monte Carlo simulation model, with the following inputs the fair value of the Company’s common stock of $1.48 on the valuation date, estimated equity volatility of 95.0%, estimated traded volume volatility of 525.0%, the time to maturity of 0.67 years, risk free rate of 5.26%, a discounted market interest rate of 6.4%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 7.2%.

As of March 31, 2024, the Company has notified the investors of its intention to redeem the upcoming installments due in cash and recorded a liability of $840,353 representing the cash payable to investors which includes $708,514 of the stated value of the Series A Preferred Shares, $76,862 of accrued dividends payable, and $54,977 for the cash premium which was recognized as a deemed dividend. During the quarter ended March 31, 2024, the Company redeemed a total of 4,359 Series A Preferred Shares for cash equal to $1,121,411 and issued 3,812,659 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, worth $5,452,101. During the quarter ended March 31, 2024, the Company recognized $595,505 of net preferred dividends which is comprised of $601,120 of preferred dividends at the stated dividend rate and the net reversal of $5,615 of previously accrued deemed dividends for cash premium for installment redemptions ultimately settled in shares of Common Stock.

17)     Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the quarter ended March 31, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of March 31, 2024, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31
Description	Level	2024
Liabilities:
Bifurcated embedded derivative liability	3	$1,816,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2023	$3,550,000
Change in fair value of bifurcated embedded derivative	(1,734,000)
Balance on March 31, 2024	$1,816,000

18)     Subsequent Events

On May 15, 2024, the Company received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between April 3, 2024, through May 14, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company would be provided with a compliance period until November 11, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Condensed Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The

Security Agreement contains customary events of default. For the three months ended March 31, 2024, and 2023, the Company paid Vivus $0 million and $0.5 million, respectively. As of March 31, 2024, the principal balance on the Note is $8.0 million.

Nasdaq Listing Requirements

On May 15, 2024, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between April 3, 2024, through May 14, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we would be provided with a compliance period until November 11, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s unaudited condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

Three Months Ended March 31, 2024, and 2023 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2024, and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net sales	$1,388,806	$2,517,972
Cost of sales	331,831	550,742
Gross profit	1,056,975	1,967,230

Operating expenses:
Selling, general and administrative	2,711,456	2,130,639
Research and development	1,555,953	319,093
Depreciation and amortization expense	717,839	826,795
Total operating expenses	4,985,248	3,276,527

Loss from operations	(3,928,273)	(1,309,297)

Change in fair value of derivative liability	1,734,000	—
Interest income	151,819	66,317
Interest expense, promissory note	(120,209)	(142,167)

Total Other income (expense)	1,765,610	(75,850)

Loss before income taxes	(2,162,663)	(1,385,147)

Income tax expense	—	—

Net loss	$(2,162,663)	$(1,385,147)

Net Sales

Net sales for the three months ended March 31, 2024, were $1,388,806, composed of $613,095 of net sales from Prescription Medicines and net sales of $775,711 from Medical Devices.

Net sales for the three months ended March 31, 2023, were $2,517,972, composed of $1,506,278 of net sales from Prescription Medicines and net sales of $1,011,694 from Medical Devices.

For the three months ended March 31, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 26%, 24%, and 16% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

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

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to the four main customers as described above, which collectively accounted for approximately 95% of Stendra® net sales for the March 31, 2024. Individually, sales to the three main customers accounted for 37%, 35%, and 23%, respectively, of Stendra® gross billings for the three months ended March 31, 2024.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $1,129,166 or 45% lower during the three months ended March 31, 2024, compared to the same period in 2023 consisting of a $893,183 decrease in the net sales of Stendra® and a $235,983 decrease in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to decreased wholesaler demand. The decrease in net sales for Medical Devices included a decrease in domestic and international sales of VED systems.

Cost of Sales

Cost of sales for the three months ended March 31, 2024, were $331,831, composed of $75,356 of cost of sales for our Prescription Medicines segment and $256,475 for our Medical Devices segment.

Cost of sales for the three months ended March 31, 2023, were $550,742, composed of $174,270 of cost of sales for our Prescription Medicines segment and $376,472 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended March 31, 2024, consisted of 42% third-party product cost of sales, 41% royalty expenses and 17% inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the three months ended March 31, 2024, consisted of 85% raw materials and 15% production labor.

Cost of sales decreased by $218,911 or 40% during the three months ended March 31, 2024, compared to the same period in 2023. For the three months ended March 31, 2024, and 2023, cost of sales as a percentage of net sales was 24% and 22%, respectively. The increase in cost of sales as a percentage of net sales was primarily the result of increased excess and obsolete inventory reserves.

Gross Profit

Gross profit for the three months ended March 31, 2024, was $1,056,975 or 76%, composed of $537,739 of gross profit from Prescription Medicines and $519,236 from Medical Devices. Gross profit for the three months ended March 31, 2023, was $1,967,230, or 78% of net sales, composed of $1,332,008 of gross profit from Prescription Medicines and $635,222 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024, were $2,711,456, composed of $677,896 of selling, general and administrative expenses of our Prescription Medicines segment, $502,775 of selling, general and administrative expenses of our Medical Devices segment and $1,530,785 of general corporate expenses.

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

Selling, general and administrative expenses increased by $580,817 or 27% during the three months ended March 31, 2024, compared to the compared to the same period in 2023. Increased selling general and administrative expenses were primarily driven by waiver of FY 23 PDUFA fees by the FDA resulting in a $312,551 increase in PDUFA expense, increased professional service fees of $191,565, increased stock-based compensation expense of $50,045, increased franchise taxes of $40,230, and increased other operating expenses of $75,413 partially offset by decreased insurance expenses of $88,987.

Research and development

Research and development expenses for the three months ended March 31, 2024, were $1,555,953, composed of $1,555,953 for our Prescription Medicines segment and $0 for our Medical Devices segment, respectively.

Research and development expenses for the three months ended March 31, 2023, were $319,093, composed of $265,216 for our Prescription Medicines segment and $53,877 for our Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the three months ended March 31, 2024, are composed of $1,435,142 for clinical development, $112,223 for consulting fees, and $8,587 for legal fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®.  Research and development expenses for the Prescription Medicines segment for the three months ended March 31, 2023, are composed of $252,803 for consulting fees related to the Company’s Non-Prescription / Over-The-Counter (“OTC”) Strategies related to Stendra®; $9,920 for consulting fees related to the H100 license acquired in March 2020; and $2,493 related to the Company’s tech transfer of its manufacturing process.

Research and development expenses for the Medical Devices segment for the three months ended March 31, 2024, were $0. Research and development expenses for the Medical Devices segment for the three months ended March 31, 2023, are composed of $53,877 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $1,236,860 or 388% during the three months ended March 31, 2024, compared to the same period in 2023. Increased research and development expenses were primarily driven by increased clinical development expenses related to the Company’s OTC strategies related to Stendra® partially offset by decreased upfront licensing fees related to the H100 license acquired in March 2020 and decreased license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2024, were $717,839, composed of $500,305 of depreciation and amortization expenses of our Prescription Medicines segment and $217,534 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the three months ended March 31, 2023, were $826,795, composed of $575,470 of depreciation and amortization expenses of our Prescription Medicines segment and $251,325 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years. The decrease in total depreciation and amortization results from the use of the accelerated method of amortization.

Change in fair value of derivative liability

For the three months ended March 31, 2024, and March 31, 2023, the Company recorded gains of $1.7 million and $0.0 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

Interest Income

Interest income for the three months ended March 31, 2024, and 2023, was $151,819 and $66,317, respectively. Petros invested its cash in money market securities during 2024 and 2023.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the three months ended March 31, 2024, and 2023, was $120,209 and $142,167, respectively.

Liquidity and Capital Resources

General

Cash totaled $11,080,716 at March 31, 2024, compared to $13,336,975 at December 31, 2023.

The Company has experienced net losses and negative cash flows from operations since inception. As of March 31, 2024, we had cash of $11.1 million, working capital of $6.7 million, and an accumulated deficit of $101.1 million. The Company’s plans include, or may include, utilizing cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

To date, the Company’s principal sources of capital used to fund operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these interim unaudited condensed consolidated financial statements are issued.

July 2023 Private Placement

On July 13, 2023, the Company entered into the Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series A Preferred Stock initially convertible into up to 6,666,668 shares of the Company’s common stock at an initial conversion price of $2.25 per share and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of common stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of March 31, 2024, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share.

Series A Preferred Stock

The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations. The Series A Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series A Preferred Stock in 13 equal monthly installments, commencing on November 1, 2023. The amortization payments due upon such redemptions are payable, at the Company’s election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of common stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the common stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) $0.396 or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. The Company may require holders to convert their Series A Preferred Stock into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable, at the Company’s option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. On September 29, 2023, the Company filed an amendment to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the terms of the Series A Preferred Stock were amended to permit certain additional procedures for the payment of redemptions and conversions Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 15% per annum.

During the three months ended March 31, 2024, the Company has redeemed or converted approximately 4,359 shares of Series A Preferred Stock and issued 3,812,659 shares of Common Stock pursuant to the terms of the Certificate of Designations.

There is no established public trading market for the Series A Preferred Stock and the Company does not intend to list the Series A Preferred Stock on any national securities exchange or nationally recognized trading system.

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

On March 21, 2024, the Company entered into a Waiver and Amendment with the Investors in the Private Placement, effective as of December 31, 2023. The Waiver and Amendment amended certain terms of the Warrants relating to the rights of the holders of the Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Warrants) that is not within the Company’s control, including not approved by the Company’s Board of Directors, the holder of a Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Warrant, that is being offered and paid to the holders of the Company’s common stock in connection with the Fundamental Transaction.

Debt

Vivus Note

As noted above, in January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. For more information, see the section above titled “—Vivus Settlement Agreement, Promissory Note and the Security Agreement.”

Cash Flows

The following table summarizes the Company’s cash flows for the three months ended March 31, 2024, and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,134,848)	$(748,363)
Net cash used in financing activities	(1,121,411)	(357,833)
Net decrease in cash	$(2,256,259)	$(1,106,196)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $1,134,848, which primarily reflected the Company’s net loss of $2,162,663, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of

$728,396 consisting primarily of depreciation and amortization, change in the fair value of derivative liability, and changes in operating assets and liabilities of $1,756,211 largely driven by accrued expenses related to OTC development.

Net cash used in operating activities for the three months ended March 31, 2023, was $748,363, which primarily reflected the Company’s net loss of $1,385,147, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $1,075,394 consisting primarily of depreciation and amortization, stock compensation, and changes in operating assets and liabilities of $438,610.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,121,411 for the three months ended March 31, 2024, consisting of redemptions of Series A Preferred Stock.

Net cash used in financing activities was $357,833 for the three months ended March 31, 2023, consisting entirely of prepayments of promissory note.

Off-Balance Sheet Commitments and Arrangements

The Company has not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company’s shares and classified as stockholder’s equity or that are not reflected in the Company’s financial statements included in this Quarterly Report on Form 10-Q. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2024, and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Net Loss	$(2,162,663)	$(1,385,147)
Interest income	(151,819)	(66,317)
Interest expense, promissory note	120,209	142,167
Depreciation and amortization expense	717,839	826,795
EBITDA	(1,476,434)	(482,502)
Stock based compensation	180,381	130,336
Change in fair value of derivative liability	(1,734,000)	—
Adjusted EBITDA	$(3,030,053)	$(352,166)

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

The following table presents a reconciliation of net sales to gross billings for the three months ended March 31, 2024, and 2023:

	For the Three Months ended
	March 31,
	2024	2023
Net Sales	$1,388,806	$2,517,972
Product Returns	477,984	357,771
Contract Rebates	262,491	328,484
Chargebacks	52,613	40,400
Cash Discounts	33,452	46,739
Distribution Service Fees	205,868	287,507
Coupon Redemptions	121,792	566,865
Gross Billings	$2,543,006	$4,145,738

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified a material weaknesses in internal control related to (1) Petros has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices; (2) the sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties; and (3) Petros does not have appropriate IT access related controls.

Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level and has developed a plan to address the remediation of the foregoing deficiencies. Petros’ remediation efforts are ongoing and it will continue its initiatives to implement and document policies, procedures, and internal controls. The remediation efforts include the implementation of additional controls to ensure all risks have been addressed. Management is further emphasizing compliance with existing internal controls.  The Company has continued to utilize an external consultant to assist in the remediation of the deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our annual report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On May 15, 2024, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between April 3, 2024, through May 14, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we would be provided with a compliance period until November 11, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

There is no assurance that we will maintain compliance with such minimum listing requirements. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

On January 12, 2024, the Company issued 6,906 shares of common stock in connection with a services agreement. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for transactions not involving a public offering.

On March 6, 2024, the Company issued 70,922 shares of common stock in connection with a services agreement. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 15, 2024, the Company received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between April 3, 2024, through May 14, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company would be provided with a compliance period until November 11, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities. The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1

Form of Omnibus Waiver and Amendment, dated March 21, 2024, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: May 15, 2024	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: May 15, 2024	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer