Form 10-K/A
period 2023-12-31
Petros Pharmaceuticals, Inc.
filed 2024-05-31
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $3,145,008.

As of May 30, 2024, the registrant had 7,000,195 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	East Hanover, New Jersey

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Petros Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 1, 2024 (the “Original Form 10-K”) is being filed solely to replace the consent of Marcum LLP, the Company’s independent registered public accounting firm, and the consent of EisnerAmper LLP, the Company’s former independent registered public accounting firm, previously filed as Exhibit 23.1 and Exhibit 23.2, respectively, to the Original Form 10-K, to correctly reflect the references to the Company’s registration statements, which incorporate by reference the financial statements included in the Original Form 10-K.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1 and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.

(a)(2) Financial Statements Schedule

None.

(a)(3) Exhibits

Index to Exhibits

Exhibit No.	Description
2.1∞	Agreement and Plan of Merger and Reorganization, dated as of May 17, 2020, by and among Petros Pharmaceuticals, Inc., Neurotrope, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
2.2	First Amendment to Agreement and Plan of Merger, dated as of July 23, 2020, by and between Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of September 30, 2020, by and between Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2022).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8 - K filed on September 15, 2023).
3.4	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
3.5	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2023).
3.6	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8- K filed on December 2, 2020).
3.7	Amendment to the Amended and Restated By-laws of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 15, 2023).
4.1	Specimen Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
4.4	Description of Capital Stock (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021).
4.6	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021).
4.7	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.5	Registration Rights Agreement, dated as of December 1, 2020, by and among Petros Pharmaceuticals, Inc. and JCP III SM AIV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).
10.6+	License and Commercialization Agreement by and between VIVUS, Inc. and Metuchen Pharmaceuticals LLC, dated September 30, 2016 (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
10.11†	Bonus Agreement, entered into as of December 11, 2020, by and between Petros Pharmaceuticals, Inc. and Fady Boctor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 15, 2020).
10.12†∞	Employment Offer Letter, entered into as of February 19, 2021, by and between Petros Pharmaceuticals, Inc. and Fady Boctor Form of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with February 25, 2021).

10.13†∞	Form of Petros Pharmaceuticals, Inc. Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 25, 2021).
10.18∞+	Settlement Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).
10.19+	Promissory Note, dated January 18, 2022, by Metuchen Pharmaceuticals LLC in favor or VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).
10.20	Security Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 21, 2022).
10.21+	Amendment No. 1 to License and Commercialization Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).
10.22	Technology Transfer Service Agreement, dated January 20, 2022, between Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific, and Metuchen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).
10.23†	Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on December 22, 2022).
10.24†	First Amendment to Amended and Restated Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023).
10.25	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.26	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.27	Form of Omnibus Waiver and Amendment, dated March 21, 2024, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2023).
16.1	Letter dated January 12, 2024, from EisnerAmper LLP to the U.S. Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 12, 2024).
21	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).
23.1*	Consent of Independent Registered Public Accounting Firm, Marcum LLP.
23.2*	Consent of Independent Registered Public Accounting Firm, EisnerAmper LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
97.1	Petros Pharmaceuticals, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished herewith.

∞	Certain of the schedules (and similar attachments) to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

+	Portions of these exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROS PHARMACEUTICALS, INC.

May 31, 2024	By:	/s/ Fady Boctor
	Name:	Fady Boctor
	Title:	President and Chief Commercial Officer