Form 10-Q
period 2024-06-30
Petros Pharmaceuticals, Inc.
filed 2024-08-14
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 9,606,678 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to regain and maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; risks resulting from Petros’ status as an emerging growth company and smaller reporting company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2023, and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023	4

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024, and 2023	5

Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2024, and 2023	6

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	35

Item 4. Controls and Procedures.	35

PART II—OTHER INFORMATION	37

Item 1. Legal Proceedings.	37

Item 1A. Risk Factors.	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3. Defaults Upon Senior Securities.	38

Item 4. Mine Safety Disclosures.	38

Item 5. Other Information.	38

Item 6. Exhibits.	39

Signatures.	40

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$7,460,014	$13,336,975
Accounts receivable, net	1,776,531	2,226,151
Inventories	1,433,217	1,610,391
Prepaid inventory	1,414,320	1,182,899
Prepaid expenses and other current assets	1,894,963	2,033,980
Total current assets	13,979,045	20,390,396

Fixed assets, net	23,846	28,957
Intangible assets, net	7,541,171	8,971,737
API purchase commitment	3,471,471	4,178,446
Right of use assets	153,741	226,259
Total assets	$25,169,274	$33,795,795

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$1,936,995	$1,156,550
Accounts payable	791,091	1,713,253
Accrued expenses	6,673,591	5,360,077
Accrued Series A Convertible Preferred payments payable	224,124	2,047,583
Other current liabilities	350,544	493,288
Total current liabilities	9,976,345	10,770,751

Promissory note, net of current portion	5,697,128	6,857,364
Derivative Liability	202,000	3,550,000
Other long-term liabilities	107,756	137,657
Total liabilities	15,983,229	21,315,772

Commitments and contingencies (see note 14)
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at June 30, 2024, and December 31, 2023, respectively; 4,039 and 10,022 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively; Liquidation preference of $4,585,929 and $11,271,365, as of June 30, 2024, and December 31, 2023, respectively.	1,115,762	408,982

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized at June 30, 2024, and December 31, 2023, respectively; 9,297,538 and 2,991,377 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively)	930	298
Additional paid-in capital	109,783,623	110,960,324
Accumulated deficit	(101,714,270)	(98,889,581)
Total Stockholders’ Equity	8,070,283	12,071,041

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$25,169,274	$33,795,795

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Net sales	$2,810,276	$4,511,983	$1,421,471	$1,994,011
Cost of goods sold	660,939	1,064,599	329,110	513,857
Gross profit	2,149,337	3,447,384	1,092,361	1,480,154
Operating expenses:
Selling, general and administrative	4,998,088	4,380,231	2,286,630	2,249,592
Research and development expense	1,924,750	1,185,668	368,798	866,575
Depreciation and amortization expense	1,435,677	1,653,590	717,838	826,795
Total operating expenses	8,358,515	7,219,489	3,373,266	3,942,962

Loss from operations	(6,209,178)	(3,772,105)	(2,280,905)	(2,462,808)
Other income (expenses):
Change in fair value of derivative liability	3,348,000	—	1,614,000	—
Interest income	271,210	119,241	119,391	52,924
Interest expense, promissory note	(234,721)	(278,966)	(114,512)	(136,799)
Total other income (expenses)	3,384,489	(159,725)	1,618,879	(83,875)
Net loss before income taxes	$(2,824,689)	$(3,931,830)	$(662,026)	$(2,546,683)
Provision for income taxes	—	—	—	—
Net loss	$(2,824,689)	$(3,931,830)	$(662,026)	$(2,546,683)

Preferred Stock dividend and cash premiums	(812,303)	—	(216,798)	—
Preferred Stock accretion	(7,124,871)	—	(1,856,095)	—

Net loss attributable to common stockholders	(10,761,863)	—	(2,734,919)	—
Basic and Diluted	$(1.77)	$(1.87)	$(0.37)	$(1.20)
Weighted average common shares outstanding
Basic and Diluted	6,072,349	2,103,220	7,388,107	2,117,581

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2024
Balance, March 31, 2024	5,663	$906,979	6,881,864	$688	$110,838,135	$(101,052,244)	$9,786,579
Stock-based compensation expense	—	—	—	—	16,834	—	16,834
Common Stock issued for services	—	—	245,158	25	99,975	—	100,000
Series A Preferred Stock accretion	—	1,856,095	—	—	(1,856,095)	—	(1,856,095)
Series A Preferred Stock dividends	—	153,842	—	—	(153,842)	—	(153,842)
Preferred Stock redemption including cash premium	(1,624)	(1,801,154)	2,170,516	217	901,572	—	901,789
Deemed dividends on Preferred Stock	—	—	—	—	(62,956)	—	(62,956)
Net loss	—	—	—	—	—	(662,026)	(662,026)
Balance, June 30, 2024	4,039	$1,115,762	9,297,538	$930	$109,783,623	$(101,714,270)	$8,070,283

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2024
Balance, December 31, 2023	10,022	$408,982	2,991,377	$298	$110,960,324	$(98,889,581)	$12,071,041
Stock-based compensation expense	—	—	—	—	197,215	—	197,215
Common Stock issued for services	—	—	322,986	33	209,967	—	210,000
Series A Preferred Stock accretion	—	7,124,871	—	—	(7,124,871)	—	(7,124,871)
Series A Preferred Stock dividends	—	754,962	—	—	(754,962)	—	(754,962)
Preferred Stock redemption including cash premium	(5,983)	(7,173,053)	5,983,175	599	6,353,291	—	6,353,890
Deemed dividends on Preferred Stock	—	—	—	—	(57,341)	—	(57,341)
Net loss	—	—	—	—	—	(2,824,689)	(2,824,689)
Balance, June 30, 2024	4,039	$1,115,762	9,297,538	$930	$109,783,623	$(101,714,270)	$8,070,283

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2023
Balance, March 31, 2023	—	$—	2,088,698	$209	$107,558,987	$(92,111,540)	$15,447,656
Stock-based compensation expense	—	—	—	—	43,316	—	43,316
Shares issued for vested RSU’s	—	—	30,922	2	(2)	—	—
Net loss	—	—	—	—	—	(2,546,683)	(2,546,683)
Balance, June 30, 2023	—	$—	2,119,620	$211	$107,602,301	$(94,658,223)	$12,944,289

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2023
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467
Stock-based compensation expense	—	—	—	—	173,652	—	173,652
Shares issued for vested RSU’s	—	—	40,233	3	(3)	—	—
Net loss	—	—	—	—	—	(3,931,830)	(3,931,830)
Balance, June 30, 2023	—	$—	2,119,620	$211	$107,602,301	$(94,658,223)	$12,944,289

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,824,689)	$(3,931,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,435,677	1,653,590
Bad debt expense (recoveries)	(25,352)	4,499
Inventory and sample inventory reserve	7,999	41,195
Amortization of right of use asset	72,517	64,081
Derivative liability	(3,348,000)	—
Employee stock-based compensation	197,215	173,652
Stock issued for services	210,000	—

Changes in operating assets and liabilities:
Accounts receivable	474,972	(470,984)
Inventories	169,175	33,266
Prepaid inventory	(231,421)	—
Prepaid expenses and other current assets	845,992	326,992
Accounts payable	(922,164)	(22,668)
Accrued expenses	1,313,514	1,143,909
Deferred revenue	(117,238)	(281,372)
Other current liabilities	(25,506)	24,586
Other long-term liabilities	(29,901)	(79,349)
Net cash used in operating activities	(2,797,210)	(1,320,433)

Cash flows from financing activities:
Payment of promissory note	(379,791)	(721,034)
Redemption of Series A Preferred Stock	(2,699,960)	—
Net cash used in financing activities	(3,079,751)	(721,034)

Net decrease in cash	(5,876,961)	(2,041,467)

Cash, beginning of period	13,336,975	9,426,264
Cash, end of period	$7,460,014	$7,384,797

Supplemental cash flow information:
Cash paid for interest during the period	$120,209	$278,966

Noncash Items:
Noncash increase in inventory due to API reclass	$—	$439,353
Noncash decrease in API purchase commitment	—	459,422
Noncash decrease in other current assets: API purchase commitment	—	20,069
Noncash issuance of common stock to non-employee	—	3
Noncash redemption of Series A Preferred Stock	6,353,890	—
Accrued Series A Convertible Preferred payments payable	224,124	—
Accretion of Series A convertible preferred stock to redemption value	7,124,871	—
Accrual of Series convertible preferred stock dividends	754,962	—

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2024, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K initially filed with the SEC on April 1, 2024, as amended on May 31, 2024. All transactions between the consolidated entities have been eliminated in consolidation.

Liquidity, Going Concern and Other Uncertainties

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had cash of $7.5 million, positive working capital of $4.0 million, and accumulated deficit of $101.7 million. The Company’s plans include, or may include, utilizing cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement (as defined herein) in the principal amount of $10,201,758. As of June 30, 2024, the principal balance of the note is $7.6 million. The terms of this promissory note are discussed in Note 8 and Note 13. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these interim unaudited condensed consolidated financial statements are issued. The accompanying interim unaudited condensed consolidated financial statements do not include any adjustments that might result from these uncertainties. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations with its cash on hand, including the gross proceeds of $15 million raised in the Private Placement (as defined herein), as well as by exploring additional ways to raise capital and increasing cash flows from operations. The Company intends to use the proceeds from the Private Placement to fund its OTC progress throughout 2024. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required. The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depend, in part, on expanding the use of Stendra® and continuing to invest in research and development pursuant to the Company’s Non-Prescription / OTC strategies related to Stendra®, which the Company believes has the potential to dramatically increase product sales in the future and future capital market conditions. If the Company’s current assumptions regarding timing of these events are incorrect or if there are any other changes or differences in the Company’s current assumptions that negatively impact the Company’s financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of Stendra® OTC in order to extend its cash resources.

NASDAQ Capital Market Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

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

As of June 30, 2024, and December 31, 2023, the reserves for sales deductions were $5.1 million and $4.7 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and DSA fees. The Company’s estimates are based on factors such as direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with the Company’s direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of June 30, 2024, and December 31, 2023, the reserves for product returns were $4.9 million and $4.2 million, respectively, and are included as a component of accrued expenses. During the six months ended June 30, 2024, and 2023, respectively, the Company recorded $0.8 million and $0.8 million of returns as a reduction of gross revenue. During the three months ended June 30, 2024, and 2023, respectively, the Company recorded $0.3 million and $0.4 million of returns as a reduction of gross revenue.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of June 30, 2024, and December 31, 2023, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at June 30, 2024, and December 31, 2023.

Contract Liabilities

Under Accounting Standards Codification Topic 606, Revenue Recognition, the Company recognizes revenue when its performance obligations with a customer has been satisfied. In the event it has not been satisfied, the Company records deferred revenue as a liability on the balance sheet.  As of June 30, 2024, and December 31, 2023, deferred revenue was $0 and $0.1 million respectively.

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

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	June 30,	December 31,
	2024	2023
Gross accounts receivables	$2,099,868	$2,887,317
Distribution service fees	(117,049)	(398,968)
Chargebacks accrual	(5,983)	(2,462)
Cash discount allowances	(22,979)	(24,639)
Allowance for credit losses	(177,326)	(235,097)
Total accounts receivable, net	$1,776,531	$2,226,151

For the six months ended June 30, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 27%, 25%, and 14% of total gross billings, respectively. For the six months ended June 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included four customers which represented approximately 23%, 18%, 17% and 10% of total gross billings, respectively. For the three months ended June 30, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 28%, 25%, and 12% of total gross billings, respectively. For the three months ended June 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 24%, 19%, and 16% of total gross billings, respectively.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at June 30, 2024, equal to 28%, 25%, and 22%, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at December 31, 2023, equal to 35%, 22% and 18%, respectively.

4)    Inventories

Inventory is comprised of the following:

	June 30, 2024	December 31, 2023
Raw Materials	$1,321,107	$1,430,139
Finished goods	112,110	180,252
Total inventory	$1,433,217	$1,610,391

Finished goods are net of valuation reserves of $303,410 and $295,411 as of June 30, 2024, and December 31, 2023, respectively.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2024	December 31, 2023
Prepaid insurance	$128,319	$45,664
Prepaid FDA fees	312,551	937,652
API purchase commitment asset (see Note 13)	1,180,283	704,729
Other prepaid expenses	187,263	234,459
Other current assets	86,547	111,476
Total prepaid expenses and other current assets	$1,894,963	$2,033,980

6)    Intangible Assets

Balance at December 31, 2022	$12,244,484
Amortization expense	(3,272,747)
Balance at December 31, 2023	8,971,737
Amortization expense	(1,430,566)
Balance at June 30, 2024	$7,541,171

The future annual amortization related to the Company’s intangible assets is as follows as of June 30, 2024:

2024 (remaining 6 months)	$1,370,058
2025	1,754,329
2026	1,442,186
2027	1,212,871
2028	996,636
Thereafter	765,091
Total	$7,541,171

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of June 30, 2024, are $3.9 million, $2.8 million and $0.8 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2023, were $4.9 million, $3.2 million and $0.9 million, respectively. During the six months ended June 30, 2024, and 2023, respectively, the Company recorded $1.4 million and $1.6 million of amortization expense. During the three months ended June 30, 2024, and 2023, respectively, the Company recorded $0.7 million and $0.8 million of amortization expense.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2024	December 31, 2023
Accrued product returns	$4,944,502	$4,178,176
Accrued contract rebates	48,552	128,562
Due to 3PL/Wholesalers	62,284	75,727
Accrued bonuses	964,418	665,184
Accrued professional fees	—	15,000
Accrued R&D fees	601,952	100,668
Other accrued expenses	51,883	196,760
Total accrued expenses	$6,673,591	$5,360,077

8)    Debt

Promissory Note

In connection with the Settlement Agreement entered into with Vivus (see Note 13), Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note.

Under the terms of the Note, the original principal amount of $10,201,758 is payable in consecutive quarterly installments of principal and interest beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. For the six months ended June 30, 2024, and 2023, the Company paid Vivus $0.5 million and $1.0 million, respectively. As of June 30, 2024, and December 31, 2023, the principal balance on the Note is $7.6 million and $8.0 million, respectively.

Future minimum principal payments of the promissory note are as follows:

2024 (remaining 6 months)	$776,759
2025	2,720,940
2026	3,264,351
2027	872,073
Total	$7,634,123
Less: current portion	(1,936,995)
Promissory note, net of current portion	$5,697,128

9)    Stockholders’ Equity

On December 21, 2023, the Company approved and accrued for the issuance of $200,000 of common stock, payable in two equal installments, with the first installment to be paid upon approval by the Board and the second installment six months after the first installment, to CorProminence, LLC (“CoreIR”) for services rendered pursuant to a Marketing and Consulting Agreement. The first installment of 70,922 shares was issued on February 29, 2024. The second installment of 245,158 shares was issued on June 21, 2024.

On January 5, 2024, the Company executed an advisory agreement with Maxim Group LLC (“Maxim”) that included the issuance of $10,000 of the Company’s restricted common stock per month and issued every six months starting upon the execution of the agreement. The first installment of 6,906 shares was issued on January 5, 2024. The Company accrued for the issuance of $50,000 of restricted common stock during the six months ended June 30, 2024.

10)    Stock Options

The following is a summary of stock options for the six months ended June 30, 2024:

Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2023	509,133	$4.75	9.46	$66
Options granted	—	—	—	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	—	—	—	—
Less: options exercised	—	—	—	—
Options outstanding at June 30, 2024	509,133	$4.75	9.23	$—
Options exercisable at June 30, 2024	454,600	$5.15	8.90	$—

Stock-based compensation expense recognized for the six months ended June 30, 2024, and 2023 was $197,215 and $173,652, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations. As of June 30, 2024, there is no unrecognized stock-based compensation expense (excluding performance awards). Stock - based compensation expense recognized for the three months ended June 30, 2024, and 2023 was $16,834 and $43,316, respectively

11)    Common Stock Warrants

The following is a summary of warrants for the six months ended June 30, 2024:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding - December 31, 2023	8,203,839	$14.93	4.3	$—
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	(11,768)	261.18	—	—
Warrants outstanding and exercisable- June 30, 2024	8,192,071	$14.57	3.8	$—

12)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock Options	509,133	210,067	509,133	210,067
Series A Convertible Preferred stock	2,038,191	—	2,038,191	—
Warrants	8,192,071	1,004,115	8,192,071	1,004,115
Total	10,739,395	1,214,182	10,739,395	1,214,182

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

API inventory is not a finished good. The additional API inventory that the Company does not have title to is classified as API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of June 30, 2024, and December 31, 2023, there was $1.2 million and $0.7 million respectively included in other current assets (see Note 5 Prepaid Expenses and Other Current Assets). As of June 30, 2024, and December 31, 2023, there was $3.5 million and $4.2 million included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three and six months ended June 30, 2024, and 2023.

During the six months ended June 30, 2024, and 2023, the Company incurred royalties to MTPC for Stendra® of $61,406 and $124,534, respectively. During the three months ended June 30, 2024, and 2023, the Company incurred royalties to MTPC for Stendra® of $30,751 and $49,220, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of June 30, 2024, the Company had a payable for royalties of $4,903, which is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2023, the Company had a receivable for royalties of $56,503, which is included in other current assets. (see Note 7 Accrued Expenses and Note 5 Prepaid Expenses and other Current Assets).

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

14)  Commitments and Contingencies

(a)    Legal Proceedings

On July 14, 2020, Greg Ford, the former Chief Executive Officer of the Company, was terminated. On July 14, 2020, Mr. Ford, through his attorney, claimed that he was entitled to severance pay pursuant to an employment agreement following the termination of his employment on that same date. This claim is currently at an early stage where the Company is unable to determine the likelihood of any unfavorable outcome.

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, cash flows or results of operations.

(b)    Contract Research

The Company is currently conducting non-clinical consumer studies in connection with the pursuit of potential FDA approval for Stendra® Non-Prescription OTC use in treating ED. The Company has contracted with a leading Contract Research Organization (“CRO”) in the conduct of Rx-to-OTC Switch development including self-selection studies, human factors studies and various web app studies. The Company has committed approximately $1.4 million through multiple task orders/statements of work with the CRO to perform these studies. As of June 30, 2024, these projects are approximately 82% complete. The Company expects the CRO to complete these studies during the third quarter of 2024.

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

The Company’s results of operations by reportable segment for the six months ended June 30, 2024, are summarized as follows:

	Prescription	Medical
For the Six Months Ended June 30, 2024	Medications	Devices	Corporate	Consolidated
Net sales	$1,228,115	$1,582,161	$—	$2,810,276
Cost of goods sold	145,327	515,612	—	660,939
Selling, general and administrative expenses	1,302,928	1,072,556	2,622,604	4,998,088
Research and development expenses	1,924,750	—	—	1,924,750
Depreciation and amortization expense	1,000,610	435,067	—	1,435,677
Change in fair value of derivative liability	—	—	(3,348,000)	(3,348,000)
Interest income	—	—	(271,210)	(271,210)
Interest expense	—	—	234,721	234,721
Net (loss) and income	$(3,145,500)	$(441,074)	$761,885	$(2,824,689)

The Company’s results of operations by reportable segment for the six months ended June 30, 2023, are summarized as follows:

	Prescription	Medical
For the Six Months Ended June 30, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$2,490,686	$2,021,297	$—	$4,511,983
Cost of goods sold	257,721	806,878	—	1,064,599
Selling, general and administrative expenses	754,993	905,442	2,719,796	4,380,231
Research and development expenses	1,130,338	55,330	—	1,185,668
Depreciation and amortization expense	1,150,939	502,651	—	1,653,590
Interest income	—	—	(119,241)	(119,241)
Interest expense	—	—	278,966	278,966
Net loss	$(803,305)	$(249,004)	$(2,879,521)	$(3,931,830)

The Company’s results of operations by reportable segment for the three months ended June 30, 2024, are summarized as follows:

	Prescription	Medical
For the Three Months Ended June 30, 2024	Medications	Devices	Corporate	Consolidated
Net sales	$615,022	$806,449	$—	$1,421,471
Cost of goods sold	69,971	259,139	—	329,110
Selling, general and administrative expenses	625,030	569,782	1,091,818	2,286,630
Research and development expenses	368,978	—	—	368,798
Depreciation and amortization expense	500,305	217,533	—	717,838
Change in fair value of derivative liability	—	—	(1,614,000)	(1,614,000)
Interest income	—	—	(119,391)	(119,391)
Interest expense	—	—	114,512	114,512
Net loss	$(949,082)	$(240,005)	$527,061	$(662,026)

The Company’s results of operations by reportable segment for the three months ended June 30, 2023, are summarized as follows:

	Prescription	Medical
For the Three Months Ended June 30, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$984,408	$1,009,603	$—	$1,994,011
Cost of goods sold	83,451	430,406	—	513,857
Selling, general and administrative expenses	258,145	481,572	1,509,875	2,249,592
Research and development expenses	865,122	1,453	—	866,575
Depreciation and amortization expense	575,470	251,325	—	826,795
Interest income	—	—	(52,924)	(52,924)
Interest expense	—	—	136,799	136,799
Net loss	$(797,780)	$(155,153)	$(1,593,750)	$(2,546,683)

The following table reflects net sales by geographic region for the three and six months ended June 30, 2024, and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Net sales	2024	2023	2024	2023
United States	$1,105,433	$1,597,829	$2,284,277	$3,756,599
International	316,038	396,182	525,999	755,384
	$1,421,471	$1,994,011	$2,810,276	$4,511,983

No individual country other than the United States accounted for 10% of total sales for the three and six months ended June 30, 2024, and 2023.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of June 30, 2024, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$3,908,249	$3,632,922	$7,541,171
Total segment assets	$19,705,255	$5,464,019	$25,169,274

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2023, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$4,903,749	$4,067,988	$8,971,737
Total segment assets	$27,891,180	$5,904,615	$33,795,795

16)     Private Placement

On July 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,666,668 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share (the “Series A Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of June 30, 2024, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share. On March 21, 2024, the Company entered into Omnibus Waiver and Amendments with the investors named therein, effective December 31, 2023 (the “Waiver and Amendment”). The Waiver and Amendment provides that certain equity awards granted to directors, officers, employees of the Company under the Company’s 2020 Omnibus Incentive Compensation Plan are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement) and waives the applicability of certain other provisions of the Transaction Documents with respect to such grants. The Waiver and Amendment also amended certain terms of the Warrants relating to the rights of the holders of the Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Warrants) that is not within the Company’s control, including not approved by the Company’s Board of Directors, the holder of a Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Warrant, that is being offered and paid to the holders of the Company’s common stock in connection with the Fundamental Transaction.

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

During the three and six months ended June 30, 2024, the Company recorded a gain of $1,614,000 and $3,348,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the unaudited consolidated statements of operations. The Company estimated the $202,000 fair value of the bifurcated embedded derivative at June 30, 2024 using a Monte Carlo simulation model, with the following inputs the fair value of the Company’s common stock of $0.46 on the valuation date, estimated equity volatility of 105.0%, estimated traded volume volatility of 235.0%, the time to maturity of 0.42 years, risk free rate of 5.38%, a discounted market interest rate of 20.5%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 5.6%.

As of June 30, 2024, the Company has notified the investors of its intention to redeem the upcoming installments due in cash and recorded a liability of $224,124 representing the cash payable to investors which includes $188,953 of the stated value of the Series A Preferred Shares, $20,505 of accrued dividends payable, and $14,666 for the cash premium which was recognized as a deemed dividend.

During the three months ended June 30, 2024, the Company redeemed a total of 1,624 Series A Preferred Shares in cash for $1,578,550 and issued 2,170,516 shares of Common Stock pursuant to the terms of the Certificate of Designations, equal to $901,789. During the three months ended June 30, 2024, the Company recognized a total of $216,798 of preferred dividends consisting of $153,842 of preferred dividends at the stated dividend rate, and $62,956 of cash premiums recognized as deemed dividends.

During the six months ended June 30, 2024, the Company redeemed a total of 5,983 Series A Preferred Shares for cash equal to $2,699,960 and issued 5,983,175 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, equal to $6,353,890. During the six months ended June 30, 2024, the Company recognized a total of $812,303 of preferred dividends consisting of $754,962 of preferred dividends at the stated dividend rate, and $57,341 of cash premium recognized as a deemed dividend.

17)    Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the quarter ended June 30, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of June 30, 2024, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s common stock and estimates for the equity volatility and traded volume volatility of the Company’s common stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2024
Liabilities:
Bifurcated embedded derivative liability	3	$202,000

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2023	$3,550,000
Change in fair value of bifurcated embedded derivative	(3,348,000)
Balance on June 30, 2024	$202,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Condensed Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended.

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

In addition to Stendra®, Petros’ ED portfolio also includes external penile rigidity devices, namely Vacuum Erection Devices (“VEDs and related accessories”), which are sold domestically and internationally.

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

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The

Security Agreement contains customary events of default. For the six months ended June 30, 2024, and 2023, the Company paid Vivus $0.5 million and $1.0 million, respectively. As of June 30, 2024, the principal balance on the Note is $7.6 million.

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

Six Months Ended June 30, 2024, and 2023 (Unaudited)

The following table sets forth a summary of our statements of operations for the six months ended June 30, 2024, and 2023:

	For the Six Months Ended June 30,
	2024	2023
Net sales	$2,810,276	$4,511,983
Cost of sales	660,939	1,064,599
Gross profit	2,149,337	3,447,384

Operating expenses:
Selling, general and administrative	4,998,088	4,380,231
Research and development	1,924,750	1,185,668
Depreciation and amortization expense	1,435,677	1,653,590
Total operating expenses	8,358,515	7,219,489

Loss from operations	(6,209,178)	(3,772,105)

Change in fair value of derivative liability	3,348,000	—
Interest income	271,210	119,241
Interest expense, promissory note	(234,721)	(278,966)

Total Other income (expense)	3,384,489	(159,725)

Loss before income taxes	(2,824,689)	(3,931,830)

Income tax expense	—	—

Net loss	$(2,824,689)	$(3,931,830)

Net Sales

Net sales for the six months ended June 30, 2024, were $2,810,276, composed of $1,228,115 of net sales from Prescription Medicines and net sales of $1,582,161 from Medical Devices. Net sales for the six months ended June 30, 2023, were $4,511,983, composed of $2,490,686 of net sales from Prescription Medicines and net sales of $2,021,297 from Medical Devices.

For the six months ended June 30, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 27%, 25%, and 14% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

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

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to three main customers, as described above, which collectively accounted for approximately 95% of Stendra® net sales for the six months ended June 30, 2024. Individually, sales to the three main customers, accounted for 39%, 36%, and 20% of Stendra® gross billings for the six months ended June 30, 2024.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include VEDs.

Net sales were $1,701,707 or 38% lower during the six months ended June 30, 2024, compared to the same period in 2023 consisting of a $1,262,571 decrease in the net sales of Stendra® and a $439,136 decrease in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to decreased wholesaler sales due to decreased demand and decreased related sales allowances stemming from a reduction in promotional activities. The decrease in net sales for Medical Devices included a decrease in domestic and international sales of VED systems.

Cost of Sales

Cost of sales for the six months ended June 30, 2024, were $660,939, composed of $145,327 of cost of sales for our Prescription Medicines segment and $515,612 for our Medical Devices segment.

Cost of sales for the six months ended June 30, 2023, were $1,064,599, composed of $257,721 of cost of sales for our Prescription Medicines segment and $806,878 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the six months ended June 30, 2024, consisted of 49% third-party product cost of sales, 42% royalty expenses, 5% benefit in inventory obsolescence reserves, and 4% 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the six months ended June 30, 2024, consisted of 84% raw materials and 16% production labor.

Cost of sales decreased by $403,660 or 38% during the six months ended June 30, 2024, compared to the same period in 2023. For the six months ended June 30, 2024, and June 30, 2023, cost of sales as a percentage of net sales was 24% and 24%, respectively.

Gross Profit

Gross profit for the six months ended June 30, 2024, was $2,149,337 or 76%, composed of $1,082,788 of gross profit from Prescription Medicines and $1,066,549 from Medical Devices. Gross profit for the six months ended June 30, 2023, was $3,447,384, or 76% of net sales, composed of $2,232,965 of gross profit from Prescription Medicines and $1,214,419 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative expenses for the six months ended June 30, 2024, were $4,998,088, composed of $1,302,928 of selling, general and administrative expenses of our Prescription Medicines segment, $1,072,556 of selling, general and administrative expenses of our Medical Devices segment and $2,622,604 of general corporate expenses.

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

Selling, general and administrative expenses increased by $617,857 or 14% during the six months ended June 30, 2024, compared to the same period in 2023. Increased selling general and administrative expenses were primarily driven by a waiver of FY 23 PDUFA fees by the FDA resulting in a $625,101 increase in PDUFA expense and increased professional service fees of $266,108, and increased stock-based compensation expense of $23,563 partially offset by decreased insurance expenses of $145,347, decreased franchise taxes of $84,904, and decreased other operating expenses of $66,664.

Research and development

Research and development expenses for the six months ended June 30, 2024, were $1,924,750, composed of $1,924,750 for our Prescription Medicines segment and $0 for our Medical Devices segment, respectively.

Research and development expenses for the six months ended June 30, 2023, were $1,185,668, composed of $1,130,338 for our Prescription Medicines segment and $55,330 for our Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the six months ended June 30, 2024, are composed of $1,694,258 for clinical development, $204,603 for consulting fees, and $25,889 for legal fees related to the Company’s Non-Prescription / OTC Strategies related to Stendra®. Research and development expenses for the Prescription Medicines segment for the six months ended June 30, 2023, are composed of $903,225 for consulting fees related to the Company’s Non-Prescription / OTC Strategies related to Stendra®; $200,000 for upfront licensing fees and $24,620 for consulting fees related to the H100 license acquired in March 2020 and $2,493 related to the Company’s tech transfer of its manufacturing process.

Research and development expenses for the Medical Devices segment for the six months ended June 30, 2024, were $0. Research and development expenses for the Medical Devices segment for the six months ended June 30, 2023, are composed of $55,330 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $739,082 or 62% during the six months ended June 30, 2024, compared to the same period in 2023. Increased research and development expenses were primarily driven by increased clinical development expenses related to the Company’s OTC strategies related to Stendra®.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2024, were $1,435,677, composed of $1,000,610 of depreciation and amortization expenses of our Prescription Medicines segment and $435,067 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

For the six months ended June 30, 2024, and June 30, 2023, the Company recorded gains of $3.3 million and $0.0 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

Interest Income

Interest income for the six months ended June 30, 2024, and 2023, was $271,210 and $119,241, respectively. Petros invested its cash in money market securities during 2024 and 2023.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the six months ended June 30, 2024, and 2023, was $234,721 and $278,966 respectively.

Three Months Ended June 30, 2024, and 2023 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended June 30, 2024, and 2023:

	For the Three Months Ended June 30,
	2024	2023
Net sales	$1,421,471	$1,994,011
Cost of sales	329,110	513,857
Gross profit	1,092,361	1,480,154

Operating expenses:
Selling, general and administrative	2,286,630	2,249,592
Research and development	368,798	866,575
Depreciation and amortization expense	717,838	826,795
Total operating expenses	3,373,266	3,942,962

Loss from operations	(2,280,905)	(2,462,808)

Change in fair value of derivative liability	1,614,000	—
Interest income	119,391	52,924
Interest expense, promissory note	(114,512)	(136,799)

Total Other income (expense)	(1,618,879)	(83,875)

Loss before income taxes	(662,026)	(2,546,683)

Income tax expense	—	—

Net loss	$(662,026)	$(2,546,683)

Net Sales

Net sales for the three months ended June 30, 2024, were $1,421,471, composed of $615,022 of net sales from Prescription Medicines and net sales of $806,449 from Medical Devices.

Net sales for the three months ended June 30, 2023, were $1,994,011, composed of $984,408 of net sales from Prescription Medicines and net sales of $1,009,603 from Medical Devices.

For the three months ended June 30, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 28%, 25%, and 12% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

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

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to three main customers, as described above, which collectively accounted for approximately 96% of Stendra® net sales for the three months ended June 30, 2024. Individually, sales to the three main customers, accounted for 41%, 37%, and 18% of Stendra® gross billings for the three months ended June 30, 2024.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include VEDs.

Net sales were $572,540 or 29% lower during the three months ended June 30, 2024, compared to the same period in 2023 consisting of a $369,386 decrease in the net sales of Stendra® and a $203,154 decrease in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to decreased wholesaler sales due to decreased demand and decreased related sales allowances stemming from a reduction in promotional activities. The decrease in net sales for Medical Devices included a decrease in domestic and international sales of VED systems.

Cost of Sales

Cost of sales for the three months ended June 30, 2024, were $329,110, composed of $69,971 of cost of sales for our Prescription Medicines segment and $259,139 for our Medical Devices segment.

Cost of sales for the three months ended June 30, 2023, were $513,857, composed of $83,451 of cost of sales for our Prescription Medicines segment and $430,406 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended June 30, 2024, consisted of 56% third-party product cost of sales, 44% royalty expenses, 7% 3PL order fulfillment and shipping expenses and a 7% benefit in inventory obsolescence reserves.

Cost of sales for the Medical Device segment for the three months ended June 30, 2024, consisted of 84% raw materials and 16% production labor.

Cost of sales decreased by $184,747 or 36% during the three months ended June 30, 2024, compared to the same period in 2023. For the three months ended June 30, 2024, and June 30, 2023, cost of sales as a percentage of net sales was 23% and 26%, respectively. The decrease in cost of sales as a percentage of net sales was primarily the result of decreased sales order fulfillment costs (on a per unit basis) during the three months ended June 30, 2024, compared to the same period in 2023.

Gross Profit

Gross profit for the three months ended June 30, 2024, was $1,092,361 or 77%, composed of $545,051 of gross profit from Prescription Medicines and $547,310 from Medical Devices. Gross profit for the three months ended June 30, 2023, was $1,480,154, or 74% of net sales, composed of $900,957 of gross profit from Prescription Medicines and $579,197 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024, were $2,286,630, composed of $625,030 of selling, general and administrative expenses of our Prescription Medicines segment, $569,782 of selling, general and administrative expenses of our Medical Devices segment and $1,091,818 of general corporate expenses.

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

Selling, general and administrative expenses increased by $37,038 or 2% during the three months ended June 30, 2024, compared to the same period in 2023. Increased selling general and administrative expenses were primarily driven by a waiver of FY 23 PDUFA fees by the FDA resulting in a $312,550 increase in PDUFA expense and increased professional service fees of $74,543 partially offset by decreased franchise taxes of $125,134, decreased insurance expenses of $56,360, decreased stock-based compensation expense of $26,842 and decreased other operating expenses of $141,719.

Research and development

Research and development expenses for the three months ended June 30, 2024, were $368,798, composed of $368,798 for our Prescription Medicines segment and $0 for our Medical Devices segment, respectively.

Research and development expenses for the three months ended June 30, 2023, were $866,575, composed of $865,122 for our Prescription Medicines segment and $1,453 for our Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the three months ended June 30, 2024, are composed of $259,116 for clinical development, $92,380 for consulting fees, and $17,302 for legal fees related to the Company’s Non-Prescription / OTC Strategies related to Stendra®. Research and development expenses for the Prescription Medicines segment for the three months ended June 30, 2023, are composed of $650,422 for consulting fees related to the Company’s Non-Prescription / OTC Strategies related to Stendra®; $200,000 for upfront licensing fees and $14,700 for consulting fees related to the H100 license acquired in March 2020, which later terminated in May 2023.

Research and development expenses for the Medical Devices segment for the three months ended June 30, 2024, were $0. Research and development expenses for the Medical Devices segment for the three months ended June 30, 2023, are composed of $1,453 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses decreased by $497,777 or 57% during the three months ended June 30, 2024, compared to the same period in 2023. Decreased research and development expenses were primarily driven by decreased clinical development expenses and consulting fees related to the Company’s OTC strategies related to Stendra®.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended June 30, 2024, were $717,838, composed of $500,305 of depreciation and amortization expenses of our Prescription Medicines segment and $217,533 of depreciation and amortization expenses of our Medical Devices segment.

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

For the three months ended June 30, 2024, and June 30, 2023, the Company recorded gains of $1.6 million and $0.0 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

Interest Income

Interest income for the three months ended June 30, 2024, and 2023, was $119,391 and $52,924, respectively. Petros invested its cash in money market securities during 2024 and 2023.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the three months ended June 30, 2024, and 2023, was $114,512 and $136,799, respectively.

Liquidity and Capital Resources

General

Cash totaled $7,460,014 at June 30, 2024, compared to $13,336,975 at December 31, 2023.

The Company has experienced net losses and negative cash flows from operations since inception. As of June 30, 2024, we had cash of $7.5 million, working capital of $4.0 million, and an accumulated deficit of $101.7 million. The Company’s plans include, or may include, utilizing cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

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

July 2023 Private Placement

On July 13, 2023, the Company entered into the Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series A Preferred Stock initially convertible into up to 6,666,668 shares of the Company’s common stock at an initial conversion price of $2.25 per share and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of common stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of June 30, 2024, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share.

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

During the six months ended June 30, 2024, the Company has redeemed or converted approximately 5,983 shares of Series A Preferred Stock and issued 5,983,175 shares of Common Stock pursuant to the terms of the Certificate of Designations.

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

Cash Flows

The following table summarizes the Company’s cash flows for the six months ended June 30, 2024, and 2023:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,797,210)	$(1,320,433)
Net cash used in financing activities	(3,079,751)	(721,034)
Net decrease in cash	$(5,876,961)	$(2,041,467)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $2,797,210, which primarily reflected the Company’s net loss of $2,824,689, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $1,449,943 consisting primarily of depreciation and amortization, change in the fair value of derivative liability, and changes in operating assets and liabilities of $1,477,422 largely driven by accrued expenses related to OTC development.

Net cash used in operating activities for the six months ended June 30, 2023, was $1,320,433, which primarily reflected our net loss of $3,931,830, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $1,937,017 consisting primarily of depreciation and amortization, stock compensation, and changes in operating assets and liabilities of $674,380.

Cash Flows from Financing Activities

Net cash used in financing activities was $3,079,751 for the six months ended June 30, 2024, consisting of $2,699,960 of redemptions of Series A Preferred Stock and $379,791 of payments of the promissory note.

Net cash used in financing activities was $721,034 for the six months ended June 30, 2023, consisting of payments of the promissory note.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024, and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Loss	$(662,026)	$(2,546,683)	$(2,284,689)	$(3,931,830)
Interest income	(119,391)	(52,924)	(271,210)	(119,241)
Interest expense, promissory note	114,512	136,799	234,721	278,966
Depreciation and amortization expense	717,838	826,795	1,435,677	1,653,590
EBITDA	50,933	(1,636,013)	(1,425,501)	(2,118,515)
Stock based compensation	16,834	43,316	197,215	173,652
Change in fair value of derivative liability	(1,614,000)	—	(3,348,000)	—
Adjusted EBITDA	$(1,546,233)	$(1,592,697)	$(4,576,286)	$(1,944,863)

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

The following table presents a reconciliation of net sales to gross billings for the three and six months ended June 30, 2024, and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net Sales	$1,421,471	$1,994,011	$2,810,276	$4,511,983
Product Returns	324,984	416,254	802,969	774,025
Contract Rebates	212,511	483,702	475,002	812,186
Chargebacks	57,506	35,900	110,119	76,300
Cash Discounts	33,043	42,675	66,495	89,414
Distribution Service Fees	365,704	175,115	571,573	462,622
Coupon Redemptions	110,208	463,071	232,000	1,029,936
Gross Billings	$2,525,427	$3,610,728	$5,068,434	$7,756,466

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 21, 2024, the Company issued 245,158 shares of common stock in connection with a services agreement. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for transactions not involving a public offering.

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
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: August 14, 2024	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: August 14, 2024	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer