Form 10-Q
period 2024-09-30
Petros Pharmaceuticals, Inc.
filed 2024-11-13
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 10,014,872 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize its product candidates; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to regain and maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; risks resulting from Petros’ status as an emerging growth company and smaller reporting company, including that reduced disclosure requirements may make shares of Petros common stock less attractive to investors; Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ dependence on the commercialization of a single product, Stendra®; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2023, as amended on May 31, 2024 (“2023 Form 10-K”) and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024, and 2023	5

Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2024, and 2023	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	41

Item 4. Controls and Procedures.	41

PART II—OTHER INFORMATION	43

Item 1. Legal Proceedings.	43

Item 1A. Risk Factors.	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 3. Defaults Upon Senior Securities.	44

Item 4. Mine Safety Disclosures.	44

Item 5. Other Information.	44

Item 6. Exhibits.	46

Signatures.	47

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$3,894,685	$13,336,975
Accounts receivable, net	1,948,613	2,226,151
Inventories	1,405,651	1,610,391
Prepaid inventory	1,649,212	1,182,899
Prepaid expenses and other current assets	1,826,319	2,033,980
Total current assets	10,724,480	20,390,396

Fixed assets, net	18,819	28,957
Intangible assets, net	6,825,887	8,971,737
API purchase commitment	2,999,514	4,178,446
Right of use assets	124,930	226,259
Total assets	$20,693,630	$33,795,795

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$2,326,050	$1,156,550
Accounts payable	1,600,992	1,713,253
Accrued expenses	6,539,371	5,360,077
Accrued Series A Convertible Preferred payments payable	1,742,918	2,047,583
Other current liabilities	352,773	493,288
Total current liabilities	12,562,104	10,770,751

Promissory note, net of current portion	4,922,585	6,857,364
Derivative Liability	—	3,550,000
Other long-term liabilities	91,832	137,657
Total liabilities	17,576,521	21,315,772

Commitments and contingencies (see note 14)
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at September 30, 2024, and December 31, 2023, respectively; 1,039 and 10,022 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively; Liquidation preference of $1,260,385 and $11,271,365, as of September 30, 2024, and December 31, 2023, respectively.	1,398	408,982

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized at September 30, 2024, and December 31, 2023, respectively; 10,014,872 and 2,991,377 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively)	1,002	298
Additional paid-in capital	107,049,640	110,960,324
Accumulated deficit	(103,934,931)	(98,889,581)
Total Stockholders’ Equity	3,115,711	12,071,041

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$20,693,630	$33,795,795

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Net sales	$4,386,640	$6,186,638	$1,576,366	$1,674,657
Cost of goods sold	947,946	1,473,073	287,005	408,475
Gross profit	3,438,694	4,713,565	1,289,361	1,266,182
Operating expenses:
Selling, general and administrative	7,299,391	6,382,166	2,301,305	2,001,935
Warrant issuance costs	—	2,855,000	—	2,855,000
Research and development expense	2,513,105	1,574,760	588,355	389,093
Depreciation and amortization expense	2,175,126	2,480,385	739,449	826,795
Total operating expenses	11,987,622	13,292,311	3,629,109	6,072,823

Loss from operations	(8,548,928)	(8,578,746)	(2,339,748)	(4,806,641)
Other income (expenses):
Change in fair value of derivative liability	3,550,000	(430,000)	202,000	(430,000)
Change in fair value of warrant liability	—	11,739,000	—	11,739,000
Interest income	347,028	287,722	75,817	168,481
Interest expense, promissory note	(393,450)	(410,317)	(158,730)	(131,351)
Loss on issuance of Series A Preferred Stock	—	(11,088,997)	—	(11,088,997)
Total other income	3,503,578	97,408	119,087	257,133
Net loss before income taxes	$(5,045,350)	$(8,481,338)	$(2,220,661)	$(4,549,508)
Provision for income taxes	—	—	—	—
Net loss	$(5,045,350)	$(8,481,338)	$(2,220,661)	$(4,549,508)

Preferred Stock dividend and cash premiums	(1,863,998)	(339,232)	(1,051,695)	(339,232)
Preferred Stock accretion	(9,099,230)	(1,153,846)	(1,974,359)	(1,153,846)

Net loss attributable to common stockholders	(16,008,578)	(9,974,416)	(5,246,715)	(6,042,586)
Basic and Diluted	$(2.18)	$(4.73)	$(0.53)	$(2.85)
Weighted average common shares outstanding
Basic and Diluted	7,332,030	2,108,747	9,829,793	2,119,620

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2024
Balance, June 30, 2024	4,039	$1,115,762	9,297,538	$930	$109,783,623	$(101,714,270)	$8,070,283
Stock-based compensation expense	—	—	—	—	—	—	—
Common Stock issued for services	—	—	136,986	14	59,986	—	60,000
Series A Preferred Stock accretion	—	1,974,359	—	—	(1,974,359)	—	(1,974,359)
Series A Preferred Stock dividends	—	236,821	—	—	(236,821)	—	(236,821)
Preferred Stock redemption including cash premium	(3,000)	(3,325,544)	580,348	58	232,085	—	232,143
Deemed dividends on Preferred Stock	—	—	—	—	(814,874)	—	(814,874)
Net loss	—	—	—	—	—	(2,220,661)	(2,220,661)
Balance, September 30, 2024	1,039	$1,398	10,014,872	$1,002	$107,049,640	$(103,934,931)	$3,115,711

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2024
Balance, December 31, 2023	10,022	$408,982	2,991,377	$298	$110,960,324	$(98,889,581)	$12,071,041
Stock-based compensation expense	—	—	—	—	197,215	—	197,215
Common Stock issued for services	—	—	459,972	47	269,953	—	270,000
Series A Preferred Stock accretion	—	9,099,230	—	—	(9,099,230)	—	(9,099,230)
Series A Preferred Stock dividends	—	991,783	—	—	(991,783)	—	(991,783)
Preferred Stock redemption including cash premium	(8,983)	(10,498,597)	6,563,523	657	6,585,376	—	6,586,033
Deemed dividends on Preferred Stock	—	—	—	—	(872,215)	—	(872,215)
Net loss	—	—	—	—	—	(5,045,350)	(5,045,350)
Balance, September 30, 2024	1,039	$1,398	10,014,872	$1,002	$107,049,640	$(103,934,931)	$3,115,711

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2023
Balance, June 30, 2023	—	$—	2,119,620	$211	$107,602,301	$(94,658,223)	$12,944,289
Stock-based compensation expense	—	—	—	—	30,840	—	30,840
Issuance of Series A Preferred Stock in private placement, net of discount and transaction costs $15,000,003	15,000	—	—	—	—	—	—

Series A Preferred Stock accretion	—	1,153,846	—	—	(1,153,846)	—	(1,153,846)
Series A Preferred Stock dividends	—	249,701	—	—	(249,701)	—	(249,701)
Preferred Stock redemption including cash premium	(1,154)	(1,279,016)	—	—	(89,531)	—	(89,531)
Net loss	—	—	—	—	—	(4,549,508)	(4,549,508)
Balance, September 30, 2023	13,846	$124,531	2,119,620	$211	$106,140,063	$(99,207,731)	$6,932,543

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2023
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467
Stock-based compensation expense	—	—	—	—	204,492	—	204,492
Shares issued for vested RSU’s	—	—	40,233	3	(3)	—	—
Issuance of Series A Preferred Stock in private placement, net of discount and transaction costs $15,000,003	15,000	—	—	—	—	—	—

Series A Preferred Stock accretion	—	1,153,846	—	—	(1,153,846)	—	(1,153,846)
Series A Preferred Stock dividends	—	249,701	—	—	(249,701)	—	(249,701)
Preferred Stock redemption including cash premium	(1,154)	(1,279,016)	—	—	(89,531)	—	(89,531)
Net loss	—	—	—	—	—	(8,481,338)	(8,481,338)
Balance, September 30, 2023	13,846	$124,531	2,119,620	$211	$106,140,063	$(99,207,731)	$6,932,543

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,045,350)	$(8,481,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,175,126	2,480,385
Bad debt expense	16,579	32,516
Inventory and sample inventory reserve	(35,055)	41,195
Amortization of right of use asset	101,328	97,622
Derivative liability	(3,550,000)	430,000
Warrant liability	—	(11,739,000)
Loss on issuance of Series A Preferred Stock	—	11,088,997
Noncash Warrant expense	—	1,595,000
Employee stock-based compensation	197,215	204,492
Stock issued for services	270,000	—

Changes in operating assets and liabilities:
Accounts receivable	260,959	(897,289)
Inventories	239,795	(63,191)
Prepaid inventory	(466,313)	—
Prepaid expenses and other current assets	1,386,593	359,492
Accounts payable	(112,287)	(451,338)
Accrued expenses	1,179,294	234,364
Deferred revenue	(46,895)	(281,372)
Other current liabilities	(93,620)	94,113
Other long-term liabilities	(45,825)	(111,283)
Net cash used in operating activities	(3,568,456)	(5,366,635)

Cash flows from investing activities:
Acquisition of fixed assets	(19,138)	—
Net cash used in investing activities	(19,138)	—

Cash flows from financing activities:
Payment of promissory note	(765,279)	(1,089,683)
Proceeds from Private Placement, net of transactions costs	—	15,000,003
Redemption of Series A Preferred Stock	(5,089,417)	—
Net cash provided by (used in) financing activities	(5,854,696)	13,910,320

Net increase (decrease) in cash	(9,442,290)	8,543,685

Cash, beginning of period	13,336,975	9,426,264
Cash, end of period	$3,894,685	$17,969,949

Supplemental cash flow information:
Cash paid for interest during the period	$234,721	$410,317

Noncash Items:
Noncash increase in inventory due to API reclass	$—	$(663,984)
Noncash decrease in API purchase commitment	—	694,314
Noncash decrease in other current assets: API purchase commitment	—	(30,330)
Noncash issuance of common stock to non-employee	—	3
Noncash initial fair value of warrant liability pursuant to private placement	—	21,544,000
Noncash initial fair value of derivative liability pursuant to private placement	—	6,140,000
Noncash redemption of Series A Preferred Stock	6,586,033	—
Accrued Series A Convertible Preferred payments payable	1,742,918	1,368,546
Accretion of Series A convertible preferred stock to redemption value	9,099,230	1,153,846
Accrual of Series convertible preferred stock dividends	991,783	339,232

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, Liquidity and Going Concern

Nature of Operations

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was incorporated in Delaware on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. Petros consists of wholly owned subsidiaries: Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). The Company is engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which the Company has licensed from Vivus, Inc. (“Vivus”). Petros also markets its own line of ED products in the form of vacuum erection device products through its subsidiaries, Timm Medical and PTV.

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

The Company manages its operations through two segments, Prescription Medications and Medical Devices, both of which focus on the treatment of ED. The Prescription Medications segment consists primarily of Stendra®, which is sold generally in the United States. The Medical Devices segment consists primarily of vacuum erection devices, which are sold domestically and internationally.

The Company’s priority is the ability to develop Stendra® OTC and its commercialization.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2024, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023, included in the Company’s 2023 Form 10-K. All transactions between the consolidated entities have been eliminated in consolidation.

Liquidity, Going Concern and Other Uncertainties

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had cash of $3.9 million, negative working capital of $1.8 million, and accumulated deficit of $103.9 million. The Company’s plans include, or may include, utilizing cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations.

In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement (as defined herein) in the principal amount of $10,201,758 (the “Settlement Agreement”). As of September 30, 2024, the principal balance of the note is $7.2 million. The terms of this promissory note are discussed in Note 8 and Note 13.

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

NASDAQ Capital Market Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 15, 2024, the Company received notice from the Listing Qualifications Staff of Nasdaq (the “Staff”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between April 3, 2024, through May 14, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The letter also indicated that the Company was provided with a compliance period until November 11, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On November 12, 2024, the Company received notice from the Staff granting the Company’s request for a 180-day extension to regain compliance with the Rule, or, until May 12, 2025 (the “Compliance Period”).In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency Nasdaq will provide notice that the Company’s common stock will be subject to delisting. There can be no assurance that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

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

Segment Reporting

Operating segments are components of a Company for which separate financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of ED. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. See Note 15 Segment Information.

Revenue Recognition

Prescription Medication Sales

The Company’s prescription medication sales consist of sales of Stendra® in the U.S. for the treatment of ED. Under Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition (“Topic 606”), the Company recognizes revenue from prescription medication sales when its performance obligations with a customer have been satisfied. In the contracts with its customers, the Company has identified a single performance obligation to provide Stendra® upon receipt of a customer order. The performance obligation is satisfied at a point in time when the Company’s customers obtain control of Stendra®, which is typically upon delivery. The Company invoices its customers after Stendra® has been delivered and invoice payments are generally due within 30 to 75 days of invoice date.

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

As of September 30, 2024, and December 31, 2023, the reserves for sales deductions were $5.5 million and $4.7 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and DSA fees. The Company’s estimates are based on factors such as direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with the Company’s direct and indirect customers, and other competitive factors. Significant judgment and estimation are required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of September 30, 2024, and December 31, 2023, the reserves for product returns were $5.3 million and $4.2 million, respectively, and are included as a component of accrued expenses. During the nine months ended September 30, 2024, and 2023, the Company recorded $1.2 million and $1.3 million, respectively, of returns as a reduction of gross revenue. During the three months ended September 30, 2024, and 2023, the Company recorded $0.4 million and $0.5 million, respectively, of returns as a reduction of gross revenue.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of September 30, 2024, and December 31, 2023, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at September 30, 2024, and December 31, 2023.

Contract Liabilities

Under Accounting Standards Codification Topic 606, Revenue Recognition, the Company recognizes revenue when its performance obligations with a customer has been satisfied. In the event it has not been satisfied, the Company records deferred revenue as a liability on the balance sheet. As of September 30, 2024, and December 31, 2023, deferred revenue was $0.1 million and $0.1 million, respectively.

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

In connection with the Private Placement (as defined herein), the Company incurred liabilities related to derivatives arising from embedded features that were not clearly and closely related to the host instruments. The Company estimated the fair value of derivative liability utilizing Monte Carlo Simulation approach. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. See Notes 16 and 17.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	September 30,	December 31,
	2024	2023
Gross accounts receivables	$2,299,300	$2,887,317
Distribution service fees	(114,073)	(398,968)
Chargebacks accrual	(2,946)	(2,462)
Cash discount allowances	(26,066)	(24,639)
Allowance for credit losses	(207,602)	(235,097)
Total accounts receivable, net	$1,948,613	$2,226,151

For the nine months ended September 30, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 28%, 25%, and 14% of total gross billings, respectively. For the nine months ended September 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 23%, 19%, and 17% of total gross billings, respectively. For the three months ended

September 30, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 30%, 25%, and 14% of total gross billings, respectively. For the three months ended September 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers which represented approximately 24%, 21%, and 18% of total gross billings, respectively.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at September 30, 2024, equal to 53%, 25%, and 22%, respectively. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included three customers at December 31, 2023, equal to 36%, 24% and 16%, respectively.

Effective November 1, 2024, the Company determined to discontinue sales of Stendra® to wholesalers to mitigate the risk of returns associated with expired or near-expired prescription medication due to Stendra® having less than a six-month shelf life. Sales of Stendra® to wholesalers collectively accounted for approximately 94% and 95% of net sales for the three months ended and nine months ended September 30, 2024, respectively.

4)    Inventories

Inventory is comprised of the following:

	September 30, 2024	December 31, 2023
Raw Materials	$1,257,152	$1,430,139
Finished goods	148,499	180,252
Total inventory	$1,405,651	$1,610,391

Finished goods are net of valuation reserves of $260,356 and $295,411 as of September 30, 2024, and December 31, 2023, respectively.

5)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2024	December 31, 2023
Prepaid insurance	$94,030	$45,664
Prepaid FDA fees	—	937,652
Prepaid R&D expenses	208,900	115,755
API purchase commitment asset (see Note 13)	1,417,348	704,729
Other prepaid expenses	101,281	118,704
Other current assets	4,760	111,476
Total prepaid expenses and other current assets	$1,826,319	$2,033,980

6)    Intangible Assets

Intangible Assets are comprised of the following:

Balance at December 31, 2022	$12,244,484
Amortization expense	(3,272,747)
Balance at December 31, 2023	8,971,737
Amortization expense	(2,145,850)
Balance at September 30, 2024	$6,825,887

The future annual amortization related to the Company’s intangible assets is as follows as of September 30, 2024:

2024 (remaining 3 months)	$654,774
2025	1,754,329
2026	1,442,186
2027	1,212,871
2028	996,636
Thereafter	765,091
Total	$6,825,887

The intangible assets held by the Company are the Stendra® product, Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 10 years, 12 years, and 12 years, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of September 30, 2024, are $3.4 million, $2.7 million and $0.7 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2023, were $4.9 million, $3.2 million and $0.9 million, respectively. During the nine months ended September 30, 2024, and 2023, respectively, the Company recorded $2.1 million and $2.5 million of amortization expense. During the three months ended September 30, 2024, and 2023, respectively, the Company recorded $0.7 million and $0.8 million of amortization expense.

7)    Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2024	December 31, 2023
Accrued product returns	$5,299,261	$4,178,176
Accrued contract rebates	96,465	128,562
Due to 3PL/Wholesalers	62,284	75,727
Accrued bonuses	501,988	665,184
Accrued professional fees	—	15,000
Accrued R&D fees	354,908	100,668
Other accrued expenses	224,465	196,760
Total accrued expenses	$6,539,371	$5,360,077

8)    Debt

Promissory Note

In connection with the Settlement Agreement entered into with Vivus (see Note 13), Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement, dated January 18, 2022, (the “Security Agreement”) pursuant to which the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement to secure the Company’s obligations under the Note (the “Collateral”).

Under the terms of the Note, the original principal amount of $10,201,758 is payable in consecutive quarterly installments of principal and interest beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount accrues at a rate of 6% per year. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event of a default under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). For the nine months ended September 30, 2024, and 2023, the Company paid Vivus $1.0 million and $1.5 million, respectively. As of September 30, 2024, and December 31, 2023, the principal balance on the Note is $7.2 million and $8.0 million, respectively.

On October 1, 2024, the Company failed to make the required payment due pursuant to the Note and related Security Agreement with Vivus in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement.  As a result of the Event of Default, the Company accrued an additional $50,000 of interest expense.

Future minimum principal payments of the Note are as follows:

2024 (remaining 3 months)	$391,271
2025	2,720,940
2026	3,264,351
2027	872,073
Total	$7,248,635
Less: current portion	(2,326,050)
Promissory note, net of current portion	$4,922,585

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

On January 5, 2024, the Company executed an advisory agreement (“Maxim Agreement”) with Maxim Group LLC (“Maxim”) that included the issuance of $10,000 of the Company’s restricted common stock per month and issued every six months starting upon the execution of the agreement. The first installment of 6,906 shares was issued on January 5, 2024. The second installment of 136,986 shares was issued on August 13, 2024. On August 20, 2024, the Company delivered written notice of termination of the Maxim Agreement, effective September 30, 2024. Accordingly, the Maxim Agreement terminated in accordance with its terms on September 30, 2024.

10)    Stock Options

The following is a summary of stock options for the nine months ended September 30, 2024:

Weighted-Average
		Weighted-	Remaining	Aggregate Intrinsic
	Number of	Average	Contractual	Value
	Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2023	509,133	$4.75	9.46	$66
Options granted	—	—	—	—
Less: options forfeited	—	—	—	—
Less: options expired/cancelled	—	—	—	—
Less: options exercised	—	—	—	—
Options outstanding at September 30, 2024	509,133	$4.75	8.71	$—
Options exercisable at September 30, 2024	454,600	$5.15	8.65	$—

Stock-based compensation expense recognized for the nine months ended September 30, 2024, and 2023 was $197,215 and $204,492, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations. As of September 30, 2024, there is no unrecognized stock-based compensation expense (excluding performance awards). Stock-based compensation expense recognized for the three months ended September 30, 2024, and 2023 was $0 and $30,840, respectively.

11)    Common Stock Warrants

The following is a summary of warrants for the nine months ended September 30, 2024:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding - December 31, 2023	8,203,839	$14.93	4.3	$—
Warrants issued	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	(15,097)	252.53	—	—
Warrants outstanding and exercisable- September 30, 2024	8,188,742	$14.49	3.5	$—

12)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into common shares that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock Options	509,133	210,067	509,133	210,067
Series A Convertible Preferred stock	560,171	6,762,090	560,171	6,762,090
Warrants	8,188,742	8,204,117	8,188,742	8,204,117
Total	9,258,046	15,176,274	9,258,046	15,176,274

13)    Marketing, Licensing and Distribution Agreements

(a)    Vivus

On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus to purchase and receive the license for the commercialization and exploitation of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. Vivus was originally granted the license in December 2000 from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the FDA in April 2012 to treat ED.

Under the License Agreement, the Company will pay MTPC a royalty of 5% on the first $500 million of net sales and 6% of net sales thereafter. In consideration for the trademark assignment and the use of the trademarks associated with the product and the Vivus technology, the Company shall (a) during the first, second, and third years following the expiration of the Royalty Period in a particular country in the Company’s territory, pay to Vivus a royalty equal to 2% of the net sales of products in such territory; and (b) following the fourth and fifth years following the expiration of the Royalty Period in such territory, pay to Vivus a royalty equal to 1% of the net sales of products in such territory. Thereafter, no further royalties shall be owed with respect to net sales of Stendra® in such territory.

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

API inventory is not a finished good. The additional API inventory that the Company does not have title to is classified as API Inventory in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. As of September 30, 2024, and December 31, 2023, there was $1.4 million and $0.7 million respectively, included in other current assets (see Note 5 Prepaid Expenses and Other Current Assets). As of September 30, 2024, and December 31, 2023, there was $3.0 million and $4.2 million, respectively,included as other assets on the accompanying consolidated balance sheets, respectively. The Company reviews its inventory levels and purchase commitments for excess amounts that it is required to purchase but projects it will not be able to sell prior to product expiry. The Company did not record any reserve for the three and nine months ended September 30, 2024, and 2023.

During the nine months ended September 30, 2024, and 2023, the Company incurred royalties to MTPC for Stendra® of $104,309 and $170,822, respectively. During the three months ended September 30, 2024, and 2023, the Company incurred royalties to MTPC for Stendra® of $42,903 and $46,288, respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of September 30, 2024, the Company had a payable for royalties of $42,903, which is included in accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2023, the Company had a receivable for royalties of $56,503, which is included in other current assets. (see Note 7 Accrued Expenses and Note 5 Prepaid Expenses and other Current Assets).

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

(b)    Contract Research

The Company is currently conducting non-clinical consumer studies in connection with the pursuit of potential FDA approval for Stendra® Non-Prescription OTC use in treating ED. The Company has contracted with a leading Contract Research Organization (“CRO”) in the conduct of Rx-to-OTC Switch development including self-selection studies, human factors studies and various web app studies. The Company has committed approximately $1.8 million through multiple task orders/statements of work with the CRO to perform these studies. As of September 30, 2024, these projects are approximately 91% complete. The Company expects the CRO to complete these studies during the fourth quarter of 2024.

15)    Segment Information

The Company manages its operations through two segments. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of ED. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. The Company separately presents the costs associated with certain corporate functions as Corporate, primarily consisting of unallocated operating expenses including costs that were not specific to a particular segment but are general to the group, expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other income (expense), net is also not allocated to the operating segments.

The Company’s results of operations by reportable segment for the nine months ended September 30, 2024, are summarized as follows:

	Prescription	Medical
For the Nine Months Ended September 30, 2024	Medications	Devices	Corporate	Consolidated
Net sales	$2,086,180	$2,300,460	$—	$4,386,640
Cost of goods sold	194,035	753,911	—	947,946
Selling, general and administrative expenses	1,774,594	1,673,122	3,851,675	7,299,391
Research and development expenses	2,513,105	—	—	2,513,105
Depreciation and amortization expense	1,522,207	652,919	—	2,175,126
Change in fair value of derivative liability	—	—	(3,550,000)	(3,550,000)
Interest income	—	—	(347,028)	(347,028)
Interest expense	—	—	393,450	393,450
Net loss	$(3,917,761)	$(779,492)	$(348,097)	$(5,045,350)

The Company’s results of operations by reportable segment for the nine months ended September 30, 2023, are summarized as follows:

	Prescription	Medical
For the Nine Months Ended September 30, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$3,416,444	$2,770,194	$—	$6,186,638
Cost of goods sold	343,109	1,129,964	—	1,473,073
Selling, general and administrative expenses	1,006,666	1,398,890	3,976,610	6,382,166
Warrant issuance costs	—	—	2,855,000	2,855,000
Research and development expenses	1,499,842	74,918	—	1,574,760
Depreciation and amortization expense	1,726,409	753,976	—	2,480,385
Change in fair value of derivative liability	—	—	430,000	430,000
Change in fair value of warrant liability	—	—	(11,739,000)	(11,739,000)
Interest income	—	—	(287,722)	(287,722)
Interest expense	—	—	410,317	410,317
Loss on issuance of Series A Preferred Stock	—	—	11,088,997	11,088,997
Net loss	$(1,159,582)	$(587,554)	$(6,734,202)	$(8,481,338)

The Company’s results of operations by reportable segment for the three months ended September 30, 2024, are summarized as follows:

	Prescription	Medical
For the Three Months Ended September 30, 2024	Medications	Devices	Corporate	Consolidated
Net sales	$858,063	$718,303	$—	$1,576,366
Cost of goods sold	48,707	238,298	—	287,005
Selling, general and administrative expenses	471,669	600,565	1,229,071	2,301,305
Research and development expenses	588,355	—	—	588,355
Depreciation and amortization expense	521,597	217,852	—	739,449
Change in fair value of derivative liability	—	—	(202,000)	(202,000)
Interest income	—	—	(75,817)	(75,817)
Interest expense	—	—	158,730	158,730
Net loss	$(772,265)	$(338,412)	$(1,109,984)	$(2,220,661)

The Company’s results of operations by reportable segment for the three months ended September 30, 2023, are summarized as follows:

	Prescription	Medical
For the Three Months Ended September 30, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$925,759	$748,898	$—	$1,674,657
Cost of goods sold	85,388	323,087	—	408,475
Selling, general and administrative expenses	251,674	493,447	1,256,814	2,001,935
Warrant issuance costs	—	—	2,855,000	2,855,000
Research and development expenses	369,505	19,588	—	389,093
Depreciation and amortization expense	575,470	251,325	—	826,795
Change in fair value of derivative liability	—	—	430,000	430,000
Change in fair value of warrant liability	—	—	(11,739,000)	(11,739,000)
Interest income	—	—	(168,481)	(168,481)
Interest expense	—	—	131,351	131,351
Loss on issuance of Series A Preferred Stock	—	—	11,088,997	11,088,997
Net loss	$(356,278)	$(338,549)	$(3,854,681)	$(4,549,508)

The following table reflects net sales by geographic region for the three and nine months ended September 30, 2024, and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Net sales	2024	2023	2024	2023
United States	$1,397,969	$1,496,988	$3,682,248	$5,253,587
International	178,397	177,669	704,392	933,051
	$1,576,366	$1,674,657	$4,386,640	$6,186,638

No individual country other than the United States accounted for 10% of total sales for the three and nine months ended September 30, 2024, and 2023.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of September 30, 2024, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$3,410,499	$3,415,388	$6,825,887
Total segment assets	$15,640,046	$5,053,584	$20,693,630

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2023, are summarized as follows:

	Prescription	Medical
	Medications	Devices	Consolidated
Intangible assets, net	$4,903,749	$4,067,988	$8,971,737
Total segment assets	$27,891,180	$5,904,615	$33,795,795

16)    Private Placement

On July 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value (“Stated Value”) of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,666,668 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share (the “Series A Preferred Shares”), and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of September 30, 2024, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share. On March 21, 2024, the Company entered into Omnibus Waiver and Amendments with the investors named therein, effective December 31, 2023 (the “Waiver and Amendment”). The Waiver and Amendment provides that certain equity awards granted to directors, officers, employees of the Company under the Company’s 2020 Omnibus Incentive Compensation Plan are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement) and waives the applicability of certain other provisions of the Transaction Documents with respect to such grants. The Waiver and Amendment also amended certain terms of the Warrants relating to the rights of the holders of the Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Warrants) that is not within the Company’s control, including not approved by the Company’s Board of Directors, the holder of a Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Warrant, that is being offered and paid to the holders of the Company’s Common Stock in connection with the Fundamental Transaction.

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

The holders of the Series A Preferred Shares are entitled to dividends of 8% per annum, compounded monthly, which are payable, at the Company’s option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. On September 29, 2023, the Company filed an amendment to the Certificate of Designations with the Secretary of State of the State of Delaware, pursuant to which the terms of the Series A Preferred Stock were amended to permit certain additional procedures for the payment of redemptions and conversions Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Shares will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series A Preferred Shares will be able to require us to redeem in cash any or all of the holder’s Series A Preferred Shares at a premium set forth in the Certificate of Designations. Upon conversion or redemption, the holders of the Series A Preferred Shares are also entitled to receive a dividend make-whole payment. Prior to the Certificate of Amendment (defined below), the holders of the Series A Preferred Shares did not have voting rights, other than with respect to certain matters affecting the rights of the Series A Preferred Shares.

On October 11, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “October 2024 Certificate of Amendment”) with the Secretary of State of the State of Delaware. The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be determined by dividing the Stated Value by a conversion price equal to $2.25 per share, which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 11, 2024.

On November 13, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “November 2024 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of November 13, 2024 pursuant to the Certificate of Designations, to January 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The November 2024 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to January 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), and (iii) adds an additional restrictive covenant to the Certificate of Designations requiring the Company from November 13, 2024 until January 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $1,500,000. The November 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of November 13, 2024.

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

During the three and nine months ended September 30, 2024, the Company recorded a gain of $202,000 and $3,550,000, respectively, related to the change in fair value of the derivative liability which is recorded in other income (expense) on the unaudited consolidated statements of operations. The Company estimated the $0 fair value of the bifurcated embedded derivative at September 30, 2024 using a Monte Carlo simulation model, with the following inputs the fair value of the Company’s Common Stock of $0.36 on the valuation date, estimated equity volatility of 60.0%, estimated traded volume volatility of 230.0%, the time to maturity of 0.17 years, risk free rate of 4.83%, a discounted market interest rate of 12.5%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 4.0%.

As of September 30, 2024, the Company has notified the investors of its intention to redeem the upcoming installment due in cash and recorded a liability of $1,144,582 representing the cash payable to investors which includes $965,006 of the stated value of the Series A Preferred Shares, $104,693 of accrued dividends payable, and $74,883 for the cash premium which was recognized as a deemed dividend.

During the three months ended September 30, 2024, the Company experienced an Equity Conditions Failure in which the Company’s average stock price during the Installment Conversion Price Measuring Period (as defined in the Certificate of Designations) corresponding to the September 1, 2024, and October 1, 2024, installments (the “Affected Installments”) was below the Floor Price (as defined in the Certificate of Designations) (the “Floor Price Condition”). As a result of the Floor Price Condition, the Company is required to redeem the Affected Installments as well as any previously deferred installment amounts at a 125% premium. Accordingly, the Company recorded a liability for penalty premiums totaling $598,336 as of September 30, 2024, related to the Floor Price Condition, which is included in Accrued Series A Convertible Preferred payments payable on the accompanying condensed consolidated balance sheet, and a corresponding reduction in additional paid-in capital for the three and nine months ended September 30, 2024, which was recognized as a deemed dividend.

During the three months ended September 30, 2024, the Company redeemed a total of 3,000 Series A Preferred Shares in cash for $2,389,478 and issued 580,348 shares of Common Stock pursuant to the terms of the Certificate of Designations, equal to $232,143. During the three months ended September 30, 2024, the Company recognized a total of $453,359 of preferred dividends consisting of $236,821 of preferred dividends at the stated dividend rate, and $216,538 of cash premiums recognized as deemed dividends.

During the nine months ended September 30, 2024, the Company redeemed a total of 8,983 Series A Preferred Shares for cash equal to $5,089,417 and issued 6,563,523 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, equal to $6,586,033. During the nine months ended September 30, 2024, the Company recognized a total of $1,265,662 of preferred dividends consisting of $991,783 of preferred dividends at the stated dividend rate, and $273,879 of cash premium recognized as a deemed dividend.

17)    Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the quarter ended September 30, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of September 30, 2024, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2024
Liabilities:
Bifurcated embedded derivative liability	3	$—

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2023	$3,550,000
Change in fair value of bifurcated embedded derivative	(3,550,000)
Balance on September 30, 2024	$—

18)    Restatement of Previously Issued Financial Statements

The Company identified certain errors related to the omission of the accretion of the Company’s Series A convertible preferred stock (the “Preferred Stock”) to its redemption value that was recognized during the three months ended September 30, 2023, from the calculation of net loss per share, which resulted in the following misstatements in the financial statements as of and for the three and nine months ended September 30, 2023:

●	Omission of the Preferred Stock accretion in the calculation of net income attributable to common stockholders as presented on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, and a resulting error in the calculation of basic and diluted earnings per share.

The Company’s prior accounting for the Preferred Stock accretion did not have any effect on the Company’s previously reported cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

For the three months ended, September 30, 2023:

CONDENSED CONSOLIDATED	September 30,		September 30,
STATEMENTS OF OPERATIONS	2023		2023
	As Reported	Adjustment	As Restated
Accretion of Series A convertible preferred stock to redemption value	$—	$(1,153,846)	$(1,153,846)
Net loss attributable to common stockholders	(4,888,740)	(1,153,846)	(6,042,586)
Net loss per share, basic and diluted	$(2.31)	$(0.54)	$(2.85)

For the nine months ended, September 30, 2023:

CONDENSED CONSOLIDATED	September 30,		September 30,
STATEMENTS OF OPERATIONS	2023		2023
	As Reported	Adjustment	As Restated
Accretion of Series A convertible preferred stock to redemption value	$—	$(1,153,846)	$(1,153,846)
Net loss attributable to common stockholders	(8,820,570)	(1,153,846)	(9,974,416)
Net loss per share, basic and diluted	$(4.18)	$(0.55)	$(4.73)

CONDENSED CONSOLIDATED	September 30,		September 30,
STATEMENTS OF CASH FLOWS	2023		2023
	As Reported	Adjustment	As Restated
Supplemental disclosure of cash flows information
Accretion of Series A convertible preferred stock to redemption value	$1,250,000	$(96,154)	$1,153,846

19)    Subsequent Events

On October 1, 2024, the Company failed to make the required payment due pursuant to the Note and related Security Agreement with Vivus in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement. Pursuant to the terms of the Note, upon and at all times after the occurrence of any Event of Default, all principal outstanding under the Note will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note is paid (regardless of whether any default is waived or cured). Further, Vivus, at its option, may declare any or all amounts owing under the

Note (whether principal, interest, or otherwise), to be due and payable, and, subject to the terms of the Security Agreement, foreclose on the Collateral, which includes the Company’s Stendra® API and products and the Company’s rights under the License Agreement. As a result of the Event of Default, the Company accrued an additional $50,000 of interest expense.

On October 1, 2024, John Shulman, who served as a member of the Board, tendered his resignation from his role as director of the Company, effective as of October 1, 2024. Mr. Shulman’s resignation from the Board was not in connection with any disagreement between Mr. Shulman and the Company, its management, the Board or any committee of the Board on any matter relating to the Company’s operations, policies or practices, or any other matter.

On October 2, 2024, Greg Bradley, who served as a member of the Board tendered his resignation from his role as director of the Company, effective as of October 2, 2024. Mr. Bradley’s resignation from the Board was not in connection with any disagreement between Mr. Bradley and the Company, its management, the Board or any committee of the Board on any matter relating to the Company’s operations, policies or practices, or any other matter.

On October 11, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment with the Secretary of State of the State of Delaware . The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be determined by dividing the Stated Value by a conversion price equal to $2.25 per share, which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 11, 2024.

On October 16, 2024, the Company entered into an Offer Letter Amendment (the “Amendment”), effective as of October 16, 2024 (the “Effective Date”), with Fady Boctor (“Boctor”), the Company’s President and Chief Commercial Officer, for the purpose of amending that certain Employment Offer Letter, effective February 19, 2021, by and between the Company and Boctor (the “Offer Letter”). The Amendment, among other things: (i) allows Boctor to engage in other consulting or employment activities for direct or indirect remuneration, so long as such engagement or service does not create a conflict of interest with, or interfere with the performance of, his duties under the Offer Letter or conflict with any covenants with the Company; (ii) amends the term of the Offer Letter, which shall terminate on December 31, 2024; and (iii) adjusts Boctor’s base salary from an annual rate of $350,000 to an annual rate of $280,000 effective as of the Effective Date.

In October 2024, the Company experienced an Equity Conditions Failure in which the Company’s average stock price during the Installment Conversion Price Measuring Period relating to the November 1, 2024, installment (the “November Installment”) was below the Floor Price (the “November Installment Floor Price Condition”). As a result of the November Installment Floor Price Condition, the Company is required to redeem the November Installment at a 125% premium. Accordingly, the Company incurred penalty premiums totaling $207,201 related to the November Installment Floor Price Condition.

On November 13, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing the November 2024 Certificate of Amendment with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of November 13, 2024 pursuant to the Certificate of Designations, to January 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The November 2024 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to January 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), and (iii) adds an additional restrictive covenant to the Certificate of Designations requiring the Company from November 13, 2024 until January 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $1,500,000. The November 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of November 13, 2024.

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

Licensing and Distribution

The Company acquired the rights to Stendra® avanafil on September 30, 2016, when it entered into the License Agreement with Vivus to purchase and receive the license for the commercialization and exploitation of Stendra® avanafil for a one-time fee of $70 million. The License Agreement gives the Company the exclusive right to sell avanafil in the U.S. and its territories, as well as Canada, South America, and India. In December 2000, Vivus originally was granted the license from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the FDA in April 2012 to treat ED.

The Company will pay MTPC a royalty of 5% on the first $500 million of net sales and 6% of net sales thereafter until the expiration of the applicable patent in a particular country. The last scheduled patent expiration is in April 2025. In consideration for the trademark assignment and the use of the trademarks associated with Stendra® and the Vivus technology, the Company shall (a) during the first, second, and third years following the expiration of the royalty period in a particular country in the Company’s territory, pay to Vivus a royalty equal to 2% of the net sales of Stendra® in such territory; and (b) following the fourth and fifth years following the expiration of the royalty period in such territory, pay to Vivus a royalty equal to 1% of the net sales of Stendra® in such territory. After the royalty period, no further royalties shall be owed with respect to net sales of Stendra® in such territory. In addition, the Company will be responsible for a pro-rata portion of a one-time $6 million milestone payment to be paid once $250 million in sales has been reached on the separate revenue stream of Stendra® during any calendar year.

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

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. Defaults under the Security Agreement require all principal amounts outstanding under the Note at the time of the default to bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note has been paid (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the nine months ended September 30, 2024, and 2023, the Company paid Vivus $1.0 million and $1.5 million, respectively. As of September 30, 2024, the principal balance on the Note is $7.2 million.

Nasdaq Listing Requirements

On May 15, 2024, we received notice from the Listing Qualifications Staff of Nasdaq (the “Staff”) indicating that, based upon the closing bid price of our Common Stock for the 30 consecutive business day period between April 3, 2024, through May 14, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The letter also indicated that we were provided with a compliance period until November 11, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On November 12, 2024, the Company received notice from the Staff granting the Company’s request for a 180-day extension to regain compliance with the Rule, or, until May 12, 2025 (the “Compliance Period”).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. There can be no assurance that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

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

Nine Months Ended September 30, 2024, and 2023 (Unaudited)

The following table sets forth a summary of our statements of operations for the nine months ended September 30, 2024, and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Net sales	$4,386,640	$6,186,638
Cost of sales	947,946	1,473,073
Gross profit	3,438,694	4,713,565

Operating expenses:
Selling, general and administrative	7,299,391	6,382,166
Warrant Issuance Costs	—	2,855,000
Research and development	2,513,105	1,574,760
Depreciation and amortization expense	2,175,126	2,480,385
Total operating expenses	11,987,622	13,292,311

Loss from operations	(8,548,928)	(8,578,746)

Change in fair value of derivative liability	3,550,000	(430,000)
Change in fair value of warrant liability	—	11,739,000
Interest income	347,028	287,722
Interest expense, promissory note	(393,450)	(410,317)
Loss on issuance of Series A Preferred Stock	—	(11,088,997)

Total Other income (expense)	3,503,578	97,408

Loss before income taxes	(5,045,350)	(8,481,338)

Income tax expense	—	—

Net loss	$(5,045,350)	$(8,481,338)

Net Sales

Net sales for the nine months ended September 30, 2024, were $4,386,640, composed of $2,086,180 of net sales from Prescription Medicines and net sales of $2,300,460 from Medical Devices.

Net sales for the nine months ended September 30, 2023, were $6,186,638, composed of $3,416,444 of net sales from Prescription Medicines and net sales of $2,770,194 from Medical Devices.

For the nine months ended September 30, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 28%, 25%, and 14% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

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

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to three main customers, as described above, which collectively accounted for approximately 95% of Stendra® net sales for the nine months ended September 30, 2024. Individually, sales to the three main customers, accounted for 40%, 35%, and 20% of Stendra® gross billings for the nine months ended September 30, 2024.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include VEDs and related accessories.

Net sales were $1,799,998 or 29% lower during the nine months ended September 30, 2024, compared to the same period in 2023 consisting of a $1,330,264 decrease in the net sales of Stendra® and a $469,734 decrease in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to decreased wholesaler sales due to decreased demand and decreased related sales allowances stemming from a reduction in promotional activities. The decrease in net sales for Medical Devices included a decrease in domestic and international sales of VED systems.

Effective November 1, 2024, the Company determined to discontinue sales of Stendra® to wholesalers to mitigate the risk of returns associated with expired or near-expired prescription medication due to Stendra® having less than a six-month shelf life.

Cost of Sales

Cost of sales for the nine months ended September 30, 2024, were $947,946, composed of $194,035 of cost of sales for our Prescription Medicines segment and $753,911 for our Medical Devices segment.

Cost of sales for the nine months ended September 30, 2023, were $1,473,073, composed of $343,109 of cost of sales for our Prescription Medicines segment and $1,129,964 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the nine months ended September 30, 2024, consisted of 38% third-party product cost of sales, 54% royalty expenses, and 8% 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the nine months ended September 30, 2024, consisted of 83% raw materials and 17% production labor.

Cost of sales decreased by $525,127 or 36% during the nine months ended September 30, 2024, compared to the same period in 2023. For the nine months ended September 30, 2024, and September 30, 2023, cost of sales as a percentage of net sales was 22% and 24%, respectively.

Gross Profit

Gross profit for the nine months ended September 30, 2024, was $3,438,694 or 78%, composed of $1,892,145 of gross profit from Prescription Medicines and $1,546,549 from Medical Devices. Gross profit for the nine months ended September 30, 2023, was 4,713,565, or 76% of net sales, composed of $3,073,335 of gross profit from Prescription Medicines and $1,640,230 from Medical Devices. The increase in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended September 30, 2024, were $7,299,391, composed of $1,774,594 of selling, general and administrative expenses of our Prescription Medicines segment, $1,673,122 of selling, general and administrative expenses of our Medical Devices segment and $3,851,675 of general corporate expenses.

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

Selling, general and administrative expenses increased by $917,225 or 14% during the nine months ended September 30, 2024, compared to the same period in 2023. Increased selling general and administrative expenses were primarily driven by a waiver of FY 23 PDUFA fees by the FDA resulting in a $937,652 increase in PDUFA expense and increased professional service fees of $213,884 and increased franchise taxes of $36,301 partially offset by decreased insurance expenses of $202,443 and decreased other operating expenses of $68,169.

Warrant issuance costs

For the nine months ended September 30, 2024, and September 30, 2023, respectively, the Company recorded warrant issuance costs of $0 and $2.9 million associated with the Private Placement (as defined herein).

Research and development

Research and development expenses for the nine months ended September 30, 2024, were $2,513,105, composed of $2,513,105 for our Prescription Medicines segment and $0 for our Medical Devices segment, respectively.

Research and development expenses for the nine months ended September 30, 2023, were $1,574,760, composed of $1,499,842 for our Prescription Medicines segment and $74,918 for our Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the nine months ended September 30, 2024, are composed of $2,157,786 for clinical development, $323,867 for consulting fees, and $31,452 for legal fees related to the Company’s OTC Strategies related to Stendra®. Research and development expenses for the Prescription Medicines segment for the nine months ended September 30, 2023, are composed of $836,507 for clinical development and $436,222 for consulting fees related to the Company’s OTC Strategies related to Stendra®; $200,000 for upfront licensing fees and $24,620 for consulting fees related to the H100 license acquired in March 2020, which was later terminated during the second quarter of 2023, and $2,493 related to the Company’s tech transfer of its manufacturing process.

Research and development expenses for the Medical Devices segment for the nine months ended September 30, 2024, were $0. Research and development expenses for the Medical Devices segment for the nine months ended September 30, 2023, are composed of $74,918 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $938,345 or 60% during the nine months ended September 30, 2024, compared to the same period in 2023. Increased research and development expenses were primarily driven by increased clinical development expenses related to the Company’s OTC strategies related to Stendra®.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2024, were $2,175,126, composed of $1,522,207 of depreciation and amortization expenses of our Prescription Medicines segment and $652,919 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

For the nine months ended September 30, 2024, and September 30, 2023, the Company recorded a gain of $3.6 million and a loss of $0.4 million, respectively, for the change in fair value of the derivative liability. The gains and losses related to the change in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the Private Placement (as defined herein).

Change in fair value of warrant liability

For the nine months ended September 30, 2024, and September 30, 2023, respectively, the Company recorded a gain of $0 and $11.7 million for the change in fair value of the warrant liability. The gain related to the decrease in the fair value of warrants issued in the Private Placement (as defined herein) which were classified as liabilities in accordance with ASC 815.

Interest Income

Interest income for the nine months ended September 30, 2024, and 2023, was $347,028 and $287,722, respectively. Petros invested its cash in money market securities during 2024 and 2023.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the nine months ended September 30, 2024, and 2023, was $393,450 and $410,317, respectively.

Loss on issuance of Series A Preferred Stock

As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, for nine months September 30, 2023, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $11.1 million, which is included in other income (expense) in the condensed consolidated statement of operations. No similar losses were recognized during the nine months ended September 30, 2024, as no issuances of this nature occurred.

Three Months Ended September 30, 2024, and 2023 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended September 30, 2024, and 2023:

	For the Three Months Ended September 30,
	2024	2023
Net sales	$1,576,366	$1,674,657
Cost of sales	287,005	408,475
Gross profit	1,289,361	1,266,182

Operating expenses:
Selling, general and administrative	2,301,305	2,001,935
Warrant issuance costs	—	2,855,000
Research and development	588,355	389,093
Depreciation and amortization expense	739,449	826,795
Total operating expenses	3,629,109	6,072,823

Loss from operations	(2,339,748)	(4,806,641)

Change in fair value of derivative liability	202,000	(430,000)
Change in fair value of warrant liability	—	11,739,000
Interest income	75,817	168,481
Interest expense, promissory note	(158,730)	(131,351)
Loss on issuance of Series A Preferred Stock	—	(11,088,997)

Total Other income (expense)	119,087	257,133

Loss before income taxes	(2,220,661)	(4,549,508)

Income tax expense	—	—

Net loss	$(2,220,661)	$(4,549,508)

Net Sales

Net sales for the three months ended September 30, 2024, were $1,576,366, composed of $858,063 of net sales from Prescription Medicines and net sales of $718,303 from Medical Devices.

Net sales for the three months ended September 30, 2023, were $1,674,657, composed of $925,759 of net sales from Prescription Medicines and net sales of $748,898 from Medical Devices.

For the three months ended September 30, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 30%, 25%, and 14% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

For the three months ended September 30, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 24%, 21%, and 18% of total gross billings. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of male ED. Stendra® is primarily sold directly to three main customers, as described above, which collectively accounted for approximately 94% of Stendra® net sales for the three months ended September 30, 2024. Individually, sales to the three main customers, accounted for 41%, 34%, and 19% of Stendra® gross billings for the three months ended September 30, 2024.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include VEDs and related accessories.

Net sales were $98,291 or 6% lower during the three months ended September 30, 2024, compared to the same period in 2023 consisting of a $67,697 decrease in the net sales of Stendra® and a $30,594 decrease in Medical Device Sales. The decrease in net sales of Stendra® was substantially due to decreased wholesaler sales due to decreased demand and decreased related sales allowances stemming from a reduction in promotional activities. The decrease in net sales for Medical Devices was substantially due to decrease in domestic sales of VED systems.

Cost of Sales

Cost of sales for the three months ended September 30, 2024, were $287,005, composed of $48,707 of cost of sales for our Prescription Medicines segment and $238,298 for our Medical Devices segment.

Cost of sales for the three months ended September 30, 2023, were $408,475, composed of $85,388 of cost of sales for our Prescription Medicines segment and $323,087 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the three months ended September 30, 2024, consisted of an 11% benefit in third-party product cost of sales, 88% royalty expenses, and 23% 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the three months ended September 30, 2024, consisted of 80% raw materials and 20% production labor.

Cost of sales decreased by $121,470 or 30% during the three months ended September 30, 2024, compared to the same period in 2023. For the three months ended September 30, 2024, and September 30, 2023, cost of sales as a percentage of net sales was 18% and 24%, respectively. The decrease in cost of sales as a percentage of net sales was primarily the result of fully reserved inventory being sold through during the three months ended September 30, 2024, compared to the same period in 2023.

Gross Profit

Gross profit for the three months ended September 30, 2024, was $1,289,361 or 82%, composed of $809,356 of gross profit from Prescription Medicines and $480,005 from Medical Devices. Gross profit for the three months ended September 30, 2023, was $1,266,182, or 76% of net sales, composed of $840,371 of gross profit from Prescription Medicines and $425,811 from Medical Devices. The increase in gross profit was driven by the factors noted above.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended September 30, 2024, were $2,301,305, composed of $471,669 of selling, general and administrative expenses of our Prescription Medicines segment, $600,565 of selling, general and administrative expenses of our Medical Devices segment and $1,229,071 of general corporate expenses.

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

Selling, general and administrative expenses increased by $299,370 or 15% during the three months ended September 30, 2024, compared to the same period in 2023. Increased selling general and administrative expenses were primarily driven by a waiver of FY 23 PDUFA fees by the FDA resulting in a $312,551 increase in PDUFA expense and increased franchise taxes of $121,205 and increased other operating expenses of $5,774 partially offset by decreased insurance expenses of $57,096, decreased professional service fees of $52,224 and decreased stock-based compensation expense of $30,840.

Warrant issuance costs

For the three months ended September 30, 2024, and September 30, 2023, respectively, the Company recorded warrant issuance costs of $0 and $2.9 million associated with the Private Placement.

Research and development

Research and development expenses for the three months ended September 30, 2024, were $588,355, composed of $588,355 for our Prescription Medicines segment and $0 for our Medical Devices segment, respectively.

Research and development expenses for the three months ended September 30, 2023, were $389,093, composed of $369,505 for our Prescription Medicines segment and $19,588 for our Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the three months ended September 30, 2024, are composed of $463,527 for clinical development, $119,265 for consulting fees, and $5,563 for legal fees related to the Company’s OTC Strategies related to Stendra®. Research and development expenses for the Prescription Medicines segment for the three months ended September 30, 2023, are composed of $187,911 for clinical development and $181,594 for consulting fees related to the Company’s OTC Strategies related to Stendra®.

Research and development expenses for the Medical Devices segment for the three months ended September 30, 2024, were $0. Research and development expenses for the Medical Devices segment for the three months ended September 30, 2023, are composed of $19,588 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $199,262 or 51% during the three months ended September 30, 2024, compared to the same period in 2023. Increased research and development expenses were primarily driven by increased clinical development expenses and consulting fees related to the Company’s OTC strategies related to Stendra®.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 2024, were $739,449, composed of $521,597 of depreciation and amortization expenses of our Prescription Medicines segment and $217,852 of depreciation and amortization expenses of our Medical Devices segment.

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

Change in fair value of derivative liability

For the three months ended September 30, 2024, the Company recorded a gain of $0.2 million for the change in fair value of the derivative liability compared to a loss of $0.4 million for the three months ended September 30, 2023. The gains and losses related to the change in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the Private Placement (as defined herein).

Change in fair value of warrant liability

For the three months ended September 30, 2024, and September 30, 2023, respectively, the Company recorded a gain of $0 and $11.7 million for the change in fair value of the warrant liability. The gain related to the decrease in the fair value of warrants issued in the Private Placement (as defined herein) which were classified as liabilities in accordance with ASC 815.

Interest Income

Interest income for the three months ended September 30, 2024, and 2023, was $75,817 and $168,481, respectively. Petros invested its cash in money market securities during 2024 and 2023.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the three months ended September 30, 2024, and 2023, was $158,730 and $131,351, respectively.

Loss on issuance of Series A Preferred Stock

As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, for three months ended September 30, 2023, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $11.1 million, which is included in other income (expense) in the condensed consolidated statement of operations. No similar losses were recognized during the three months ended September 30, 2024, as no such issuances of this nature occurred.

Liquidity and Capital Resources

General

Cash totaled $3,894,685 at September 30, 2024, compared to $13,336,975 at December 31, 2023.

The Company has experienced net losses and negative cash flows from operations since inception. As of September 30, 2024, we had cash of $3.9 million, negative working capital of $1.8 million, and an accumulated deficit of $103.9 million. The Company’s plans include, or may include, utilizing cash on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

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

July 2023 Private Placement

On July 13, 2023, the Company entered into the Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series A Preferred Stock initially convertible into up to 6,666,668 shares of the Company’s common stock at an initial conversion price of $2.25 per share and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of common stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of September 30, 2024, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share.

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

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable at the Company’s option, in cash or shares of common stock, or in combination thereof, in accordance with the terms of the Certificate of Designations. On September 29, 2023, the Company filed an amendment to the Certificate of Designations with the Secretary of State of the State of Delaware, pursuant to which the terms of the Series A Preferred Stock were amended to permit certain additional procedures for the payment of redemptions and conversions Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 15% per annum.

On October 11, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of State (the “October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the common stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be determined by dividing the Stated Value by a conversion price equal to $2.25 per share, which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the Purchase Agreement, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 11, 2024.

On November 13, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “November 2024 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of November 13, 2024 pursuant to the Certificate of Designations, to January 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The November 2024 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to January 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), and (iii) adds an additional restrictive covenant to the Certificate of Designations requiring the Company from November 13, 2024 until January 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $1,500,000. The November 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of November 13, 2024.

During the nine months ended September 30, 2024, the Company has redeemed or converted approximately 8,983 shares of Series A Preferred Stock and issued 6,563,523 shares of common stock pursuant to the terms of the Certificate of Designations.

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

Cash Flows

The following table summarizes the Company’s cash flows for the nine months ended September 30, 2024, and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(3,568,456)	$(5,366,635)
Net cash used in investing activities	(19,138)	—
Net cash provided by (used in) financing activities	(5,854,696)	13,910,320
Net increase (decrease) in cash	$(9,442,290)	$8,543,685

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $3,568,456, which primarily reflected the Company’s net loss of $5,045,350, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $824,807 consisting primarily of depreciation and amortization and change in the fair value of derivative liability, the Company also had changes in operating assets and liabilities of $2,301,701 largely driven by accrued product returns provision and API.

Net cash used in operating activities for the nine months ended September 30, 2023, was $5,366,635 which primarily reflected our net loss of $8,481,338, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $4,231,207 consisting primarily of depreciation and amortization, costs associated with the Private Placement, and changes in operating assets and liabilities of $1,116,504.

Cash Flows from Investing Activities

Net cash used in investing activities was $19,138 for the nine months ended September 30, 2024, consisting of $19,138 for the purchase of office equipment for use in the Medical Device segment.

Cash Flows from Financing Activities

Net cash used in financing activities was $5,854,696 for the nine months ended September 30, 2024, consisting of $5,089,417 of redemptions of Series A Preferred Stock and $765,279 of principal payments of the promissory note.

Net cash provided by financing activities was $13,910,320 for the nine months ended September 30, 2023, consisted of the gross proceeds of the Private Placement, offset by payments of the promissory note.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2024, and 2023:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Loss	$(5,045,350)	$(8,481,338)	$(2,220,661)	$(4,549,508)
Interest income	(347,028)	(287,722)	(75,817)	(168,481)
Interest expense, promissory note	393,450	410,317	158,730	131,351
Depreciation and amortization expense	2,175,126	2,480,385	739,449	826,795
EBITDA	(2,823,802)	(5,878,358)	(1,398,299)	(3,759,843)
Stock based compensation	197,215	204,492	—	30,840
Change in fair value of derivative liability	(3,550,000)	430,000	(202,000)	430,000
Change in fair value of warrant liability	—	(11,739,000)	—	(11,739,000)
Loss on issuance of Series A Preferred Stock	—	11,088,997	—	11,088,997
Adjusted EBITDA	$(6,176,587)	$(5,893,869)	$(1,600,299)	$(3,949,006)

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

The following table presents a reconciliation of net sales to gross billings for the three and nine months ended September 30, 2024, and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Net Sales	$1,576,366	$1,674,657	$4,386,640	$6,186,638
Product Returns	354,759	516,440	1,157,728	1,290,465
Contract Rebates	232,956	225,085	707,957	1,037,271
Chargebacks	58,300	42,190	168,419	118,490
Cash Discounts	35,445	36,266	101,940	125,679
Distribution Service Fees	231,677	216,234	803,249	678,857
Coupon Redemptions	105,982	146,626	337,982	1,176,562
Gross Billings	$2,595,485	$2,857,498	$7,663,915	$10,613,962

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our 2023 Form 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our annual report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

We defaulted on certain covenants included in the Note with Vivus that could result in the acceleration of the related debt or the exercise of other remedies.

On October 1, 2024, we failed to make the payment due pursuant to the Note and related Security Agreement in the amount of $0.5 million, constituting an event of Default (as defined in the Note) under the Note and Security Agreement. The outstanding principal amount on the Note, plus accrued and unpaid interest thereon, was $7.2 million as of September 30, 2024.

Borrowings under the Note and Security Agreement are secured by the Company’s Stendra® API and products and the Company’s rights under the License Agreement (the “Collateral”). Pursuant to the Note, upon and at all times after the occurrence of any Event of Default, all principal outstanding under the Note will bear increased interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note is paid (regardless of whether any default is waived or cured). Further, Vivus, at its option, may declare any or all amounts owing under the Note (whether principal, interest, or otherwise), to be due and payable, and, subject to the terms of the Security Agreement, foreclose on the Collateral. If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Any such actions could further impair our ability to operate our business and may result in the loss of key assets necessary for our operations. If we are unable to cure the default, obtain a waiver, or restructure the terms of the Note, we may be forced to seek additional financing on unfavorable terms, restructure our operations, or pursue other alternatives, including bankruptcy.

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

On November 12, 2024, the Company received notice from the Staff granting the Company’s request for a 180-day extension to regain compliance with the Rule, or, until May 12, 2025 (the “Compliance Period”).

On May 15, 2024, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between April 3, 2024, through May 14, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The letter also indicated that we were provided with a compliance period until November 11, 2024in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency Nasdaq will provide notice that the Company’s common stock will be subject to delisting. There can be no assurance that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 13, 2024, the Company issued 136,986 shares of common stock to Maxim Group LLC (“Maxim”) in connection with a services agreement with Maxim. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On September 16, 2024, the Board of Directors of the Company determined that the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) will be held on Wednesday, November 20, 2024, and that the record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the 2024 Annual Meeting shall be the close of business on October 14, 2024. The time and location of the 2024 Annual Meeting will be as set forth in the Company’s definitive proxy statement for the 2024 Annual Meeting to be filed with the Securities and Exchange Commission.

Due to the fact that the date of the 2024 Annual Meeting has been changed by more than 30 days from the anniversary date of the 2023 Annual Meeting of Stockholders, the Company is providing the due date for submission of any qualified stockholder proposal or qualified stockholder nominations.

Stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2024 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, must ensure that such proposal is received by the Company’s President and Chief Commercial Officer, Fady Boctor, at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, on or before the close of business on September 29, 2024, which the Company has determined to be a reasonable time before it expects to begin in print and send its proxy materials in accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act. Any such proposal must also meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission in order to be eligible for inclusion in the proxy materials for the 2024 Annual Meeting.

In addition, in accordance with the requirements contained in the Company’s amended and restated By-laws (“By-laws”), stockholders of the Company who wish to bring business before the 2024 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a person for election as a director must ensure that written notice of such proposal (including all information specified in the Company’s By-laws) is received by the Company’s President and Chief Commercial Officer at the address specified above no later than the close of business on September 29, 2024. Any such proposal must meet the requirements set forth in the Company’s By-laws in order to be brought before the 2024 Annual Meeting.

In addition, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act by September 29, 2024.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1

Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2024).

3.2*	Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc.
10.1*	Form of Amendment Agreement, dated November 13, 2024, by and between Petros Pharmaceuticals, Inc. and the investors party thereto.
10.2+

Offer Letter Amendment, effective as of October 16, 2024, by and between the Company and Fady Boctor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2024).

10.3

Form of Amendment Agreement, dated October 11, 2024, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: November 13, 2024	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: November 13, 2024	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer