Form 10-K
period 2024-12-31
Petros Pharmaceuticals, Inc.
filed 2025-03-31
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Registrant’s telephone number, including area code: (973) 242-0005

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒No

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $3,948,512.

As of March 27, 2025, the registrant had 53,519,045 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PETROS PHARMACEUTICALS, INC.

All references to “Petros,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (this “Form 10-K”) refer to Petros Pharmaceuticals, Inc. and its consolidated subsidiaries.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. In some cases, predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize a proprietary Rx-to-OTC switch technology; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; the risk that the financial performance of Petros may not be as anticipated by the merger transactions that resulted in the Company’s creation; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros’ Common Stock, par value $0.0001 per share (“Common Stock”) less attractive to investors; risks related to Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Annual Report, including under the section entitled “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). The Company advise you to carefully review the reports and documents the Company files from time to time with the SEC, particularly our annual reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Annual Report on Form 10-K represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Risks Related to Petros’ Capital Requirements and Financing

●	Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.
●	Petros has incurred significant losses and may continue to experience losses in the future.
●	We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.
●	Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.
●	Petros’ consolidated balance sheet contains significant amounts of intangible assets, and a decline in the fair value of an intangible asset could result in an asset impairment charge.

Risks Related to Petros’ Business, Industry and Operations

●	Our focus on the development of our platform may adversely impact our operations and financial performance.
●	We are in the early development stage with no revenues from our platform and have no operating history in the broad commercialization of platforms for consumer use.
●	We defaulted on certain covenants included in the Promissory Note with Vivus that has resulted in the Obligations becoming immediately due and payable on the date of the Foreclosure Notice and the forfeiture of assets pledged as collateral under the Promissory Note.
●	The Vivus Event of Default (as defined herein) constitutes a Triggering Event (as defined in the Certificate of Designations (as defined herein) pursuant to the terms of the Certificate of Designations, which may materially and adversely affect our liquidity, financial condition and results of operations.
●	Our technology may be viewed as relatively new or untested, which could result in regulatory delays or disruptions in the pathway to commercialization.
●	If we fail to successfully initiate broad commercialization of, market and sell our platform cost-effectively, our sales, business, financial condition and results of operations will be negatively affected.
●	Petros has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of Petros’ financial reporting depends on the effectiveness of its internal controls over financial reporting.
●	Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades could disrupt our operations and have a material impact on our business and operating results.

Risks Related to Government Regulation and Legal Proceedings

●	Rx-to-OTC switches are part of our future growth, and may be affected by regulatory developments governing Rx-to-OTC switches.
●	We may not receive the necessary authorizations to market our platform or any future new products, and any failure to timely do so may adversely affect our ability to grow our business.
●	Ongoing changes in healthcare regulation could negatively affect our revenues, business and financial condition.
●	Our products may cause or contribute to adverse medical events that we are required to report to FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of FDA or another governmental authority, could have a negative impact on us.
●	We may be subject to certain federal, state, and foreign fraud and abuse laws, health information privacy and security laws, and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
●	Since our platform will utilize cloud-based information systems and the exchange of information between patents and doctors, we will be subject to numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information.
●	Changes in laws could negatively impact Petros’ business.
●	The regulatory framework for artificial intelligence (“AI”) technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
●	Petros may be subject to potential product liability and other claims, creating risks and expense.

Risks Related to Petros’ Intellectual Property

●	If Petros fails to protect its intellectual property rights, its ability to pursue the development of its products would be negatively affected.
●	Petros may be involved in lawsuits to protect or enforce its patents, which could be expensive and time consuming.
●	If Petros infringes the rights of third parties, it could be prevented from selling products and forced to pay damages and defend against litigation.
●	Petros may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

Risks Related to Petros’ Series A Preferred Stock

●	Holders of our Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) (issued in July 2023 pursuant to a private placement (the “Private Placement”)) are entitled to certain payments under the Certificate of Designations of the Series A Convertible Preferred Stock (“Certificate of Designations”) that may be paid in cash or in shares of Common Stock depending on the circumstances. If we make these payments in cash, we may be required to expend a substantial portion of our cash resources. If we make these payments in Common Stock, it may result in substantial dilution to the holders of our Common Stock.
●	The Certificate of Designations for the Series A Preferred Stock and the warrants issued concurrently therewith (the “Warrants”) contain anti-dilution provisions that may result in the reduction of the conversion price of the Series A Preferred Stock or the exercise price of such Warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series A Preferred Stock or upon the exercise of the Warrants.
●	Under the Purchase Agreement (as defined herein) we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

Risks Related to Petros’ Common Stock

●	We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our consolidated financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.
●	Our stock price may be volatile, and sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the price of our Common Stock.
●	Our largest stockholder maintains the ability to significantly influence all matters submitted to Petros’ stockholders for approval.

v

PART I

ITEM 1.BUSINESS

Petros was organized as a Delaware corporation on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “Petros” and the “Company” refer to Petros Pharmaceuticals, Inc. and its subsidiaries.

Business Model and Primary Products in Development

Petros was incorporated in Delaware on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. Petros consists of wholly owned subsidiaries: Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). The Company has historically been engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which the Company licensed from Vivus, Inc. (“Vivus”). Petros also historically marketed its own line of ED products in the form of vacuum erection device products (“VEDs”) through its subsidiaries, Timm Medical and PTV, including VEDs marketed as “Osbon ErecAid” and “PosTVac.”

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally, Timm Medical and PTV are expected to be assigned to a third-party in connection with the ABC (as defined herein) of Metuchen, and accordingly, the Company will no longer be engaged in the marketing or selling of VEDs. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

Petros is pursuing the development of a proprietary integrated technology solutions platform (the “platform”) containing two components (i) SaaS, designed to assist pharmaceutical companies in operationalizing and commercializing an Rx-to-OTC switch as an element in the development of an ACNU Product, and (ii) a potential Software as a Medical Device (“SaMD”) component, which must comply with FDA governance and approval and is expected to be a consumer interface that guides the consumer in navigating appropriate self-selection or deselection, through the acquisition process of the OTC product. The Company has been working towards the development of the platform, which is currently in early development stages and is being designed to serve as a retail or online interface, with clinically established algorithmic logic qualifying the intended consumer-patient for purchase and use of an ACNU Product, while reducing subjectivity to the least possible degree and maximizing objective qualifiers to the greatest possible degree.

We believe our platform will be anchored in recent FDA adopted rules, such as the FDA’s Nonprescription Drug Product with an Additional Condition for Nonprescription Use rule (“ACNU Rule”), intended to increase options to develop and market nonprescription drug products; Trusted Exchange Framework and Common Agreement (“TEFCA”), a nationwide framework for health information sharing; and Qualified Health Information Networks, which are sponsored by the FDA and the Department of Health and Human Services.

Our Technology

Our SaaS platform will serve as a digital hosting solution, offering pharmaceutical companies various features, such as secure data exchanges, regulatory compliance management, labeling and usage guidance and market access optimization to assist in the operationalization of the Rx-to-OTC switch. By addressing the complex commercial and regulatory requirements of the prescription-to-OTC switch, the platform will enable pharmaceutical companies to streamline the process and strategically position their products for successful commercialization in the OTC market.

In addition to the SaaS component, the platform is intended to incorporate SaMD capabilities, transforming traditional OTC medications into digitally enabled solutions. The SaMD interface will be designed to be customized and branded to the particular pharmaceutical therapy and established as a specific application pathway to that therapy. Together, the Company aims to develop the SaaS and SaMD components to create a scalable, licensable platform that supports various classes of medications across the pharmaceutical industry, assisting pharmaceutical companies achieve regulatory approval efficiently, while delivering innovative, consumer-focused healthcare solutions.

The regulatory process of switching a prescription medication to OTC requires a collection of behavior studies that demonstrate appropriate comprehension, self-selection and actual use, which is regulated, reviewed and ultimately approved by the FDA. The recently approved ACNU Rule, provides a pathway for approval to nonprescription use and allows the assistance of technology to empower and guide the consumer to appropriate self-selection (or de-selection) and safe utilization. The ACNU Rule further allows for prescription-grade pharmaceuticals and their sponsors, generally deemed nuanced with critical safety measures yet host potential for significant value to public health via expanded access, to integrate assistive technology that demonstrates safe and appropriate use.

Manufacturing, Supply and Virtual Infrastructure

Petros is working towards the development of its proprietary SaaS and SaMD technology platform, moving away from reliance on manufacturing and supply channels as a source of significant revenue. The Company’s commercial and operational model is intended to be based on agreements that will out-license the Company’s proprietary technology without the Company being directly responsible for the production costs of medication or its related supply chain. Under these agreements, the licensees will be responsible for production and supply chain management, allowing the Company to concentrate on the development and support of its proprietary platform. To support this model, the Company is developing a virtual technology infrastructure capable of hosting and operating both out-licensed or in-licensed assets. The technology will also integrate standard IoT, cloud, web-based, software, and cybersecurity, risks and concerns, among others, to ensure reliable performance. We believe this approach will position Petros as a leader in technology-assisted pharmaceutical solutions and offer assurances for its future partners.

Distribution and Marketing

Petros has evolved into a healthcare technology company that is no longer directly responsible for distribution or marketing of medication. The Company focuses on developing and licensing its proprietary technology platform, with primary revenue streams that are intended to stem primarily from licensing fees and the creation of customized, virtual web-based environment tailored to the needs of our partners.

Petros has an established industry-wide network of prospective companies that may license our technology, if it is successfully developed, which the Company expects will serve as its primary target customer base. Additionally, Petros engages in various industry conferences as an attendee and provides business development presentations featuring its technology services and history with regulatory bodies with the intention of promoting awareness of its technology and obtaining prospective customers. We expect that as our proprietary technology is commercialized among our initial prospective customers, joint press releases and announcements will also have the potential to increase the pool of customers and lead to increased revenue and expanded utilization of our proprietary platform across the pharmaceutical industry. Additionally, we may seek future customers by engaging business development contractors to further the Company’s goals and objectives.

While the Company’s intended primary business model is based in developing and licensing its technology, the Company’s extensive experience in product distribution remains a key asset. Should the terms of future agreements with future licensees of its proprietary technology support it, Petros expects it will have the capabilities to offer distribution strategy development as an outsourced service. This would allow our licensees to benefit from our experience and distribution capabilities, ensuring that the full lifecycle of product commercialization is supported. However, the Company intends to remain focused on its technology innovation with a goal of assisting pharmaceutical companies in the switch from Rx-to-OTC.

Prospective Customers

Petros’ targeted customer base are pharmaceutical innovative label owners and exclusive OTC commercial licensees that are interested in switching certain therapeutic candidates within their prescription portfolio to OTC. This prospective customer pool spans a diverse range of organizations, from traditional pharmaceutical companies with an established prescription drug portfolio, to self-care consumer companies specializing in direct-to-consumer OTC pharmaceutical treatment options. For self-care consumer companies, switching prescription products to OTC treatments represents an opportunity for such companies to diversify product lines, increase accessibility to their products and drive revenue growth through direct consumer engagement. However, the complexity of navigating the regulatory hurdles and achieving commercialization demonstrate a clear need for our technology. By having the ability to provide innovative solutions that assist these companies with their Rx-to-OTC switch and accelerate such OTC transition, our technology enables these companies to unlock new revenue streams and provides consumers broadened access to medication OTC.

Additionally, emerging companies in health tech present additional potential partners, particularly as they explore combining technology, such as digital platforms, with OTC treatment solutions.

Market Opportunity

We aim to provide consumers expanded access to key nonprescription pharmaceuticals as OTC and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options and aim to capitalize on the emerging self-care market. The self-care market is valued at $38 billion and is projected to grow, driven by the increase in consumers’ desire to seek self-managed healthcare options, such as readily available access to prescription medication over-the-counter, which in turn, contributes to a growing demand for safe, accessible and effective OTC solutions for pharmaceutical companies. Pharmaceutical companies are also increasingly pursuing Rx-to-OTC switches, which has recently been driven by a supportive regulatory environment. Regulatory agencies, including the FDA, have shown an increase willingness to approve Rx-to-OTC switches, as evidenced by the FDA’s recent adoption of the ACNU Rule, which has promoted pharmaceutical companies to pursue switches for its medications that can be safely used without a prescription, sometimes with an ACNU. As a result, pharmaceutical companies are increasingly looking for solutions for scalable, streamlined pathways to convert their prescription portfolios to OTC.

Our proprietary technology is intended to enable pharmaceutical companies to efficiently navigate the FDA’s Rx-to-OTC switch regulatory process and allow them to ensure their sponsored product complies with safety and efficacy standards. The SaaS component of our platform is being developed to assist companies in the operationalization and market access of their switch candidate, while the SaMD capabilities are being developed to enhance FDA regulatory review and approval, as well as consumer engagement. We believe that we are uniquely positioned to capture a share of the emerging self-care market by leveraging our innovative technology.

Competition

Currently, the Rx-to-OTC industry is driven by individual sponsors, each working independently to transition their products from prescription to OTC. In terms of technology-centered switches, such as ACNUs, only a handful of companies are actively developing proprietary software products, including established pharmaceutical companies, such as Astra Zeneca and Sanofi, without clear interest in establishing their own technology platforms for future licensing capabilities and instead remaining focused on their independent product development efforts. Nevertheless, the ACNU Rx-to-OTC licensing marketplace is growing and evolving, and we may experience increased competition from companies offering proprietary, licensable technology. Several technology firms, such as Idea Evolver, are already providing critical support to sponsors in their ACNU switch platforms. Such firms are developing platforms that could ultimately be licensed to other companies in the future, potentially positioning themselves as significant competitors.

To date, there are no FDA-approved ACNU therapeutics that have switched from Rx-to-OTC and therefore no proven conceptor technology platform has been established for FDA-approved commercialization or licensable potential in this area. This lack of established platforms is the primary reason that there is no competitive landscape for licensable ACNU Rx-to-OTC switch technologies to date. Although the Company’s proprietary technology platform is in its early development stage, it seeks to distinguishes itself from emerging competitors in several key ways. Most, if not all, ACNU technology platforms used in current Rx-to-OTC switch programs rely solely on questionnaire-based models. In contrast, our platform is being developed to not only incorporate a questionnaire feature but also is being developed to integrate innovative elements, such as Artificial Intelligence (“AI”) to validate critical factors like patient identification, age and gender, offering a more advanced approach. Additionally, our proprietary technology has been under development to integrate other key features, such as electronic health records, and population longitudinal data, enabling a multifaceted and real-time objective qualification of a patient’s appropriateness for use. Much of our technology platform will be built to scale to accommodate several licensable SaaS and SaMD assets. This technology, however, continues to be experimental, ambitious, and nascent posing the potential, if successfully executed and regulatorily compliant, will be what we believe to be the first of its kind in the industry.

Employees

Our Board of Directors oversees our employee relations programs as it views building our culture from employee development and retention to diversity, equity, inclusion and belonging initiatives as key to driving long-term value for our business and helping to mitigate risks.

As of December 31, 2024, we had 18 full time employees, all of whom were based inside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Government Regulation

Pharmaceutical products and medical devices, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies.

Each company that will license our technology will need to undergo individual FDA approval of its medication for OTC status. Regulatory agencies highly scrutinize any product application submitted to switch a product from physician prescribed Rx to OTC and the process of switching a prescription medication to OTC is highly regulated. The process required by the FDA first involves the design of a Drug Facts Label (“DFL”) that is well understood by potential consumers of the product. Then, data must show that consumers can make an appropriate informed decision to use or not to use the product based solely upon the information on the DFL applied with their personal medical history. Then consumers must demonstrate that they can properly use the product based upon the information on the DFL. To accomplish this, the FDA ordinarily requires a consumer tested OTC DFL. Such testing includes conduct of iterative Label Comprehension Studies (“LCS”) in the general population, Self-Selection Studies (“SSS”) in a population interested in using the product and in specific populations who may be harmed if they use the product, and generally one Actual Use Trial (“AUT”) demonstrating safe and appropriate use by consumers in a simulated OTC setting.

In December 2024, the FDA announced the adoption of the final rule governing approval of a nonprescription therapeutic with an Additional Condition for Nonprescription Use, or ACNU. This rule aims to expand options for consumer access to appropriate, safe, and effective pharmaceuticals that may contribute to improved public health. Governed by the same divisions within FDA (i.e. Office of Nonprescription Drugs or OND) this particular pathway allows for nonprescription products requiring greater assistance in use controls and appropriate self-selection criteria. Often, this development pathway includes an assistive technology component that aids the consumer in selection or deselection according to the Drug Facts Label and FDA criteria. A pharmaceutical candidate must undergo much of the same development pathway as the traditional Rx-to-OTC switch pathway while demonstrating specific outcomes related to the assistive technology or additional condition for use.

Regulation of Patient Information

Our SaMD component will relate to the processing of information regarding patient health information and is therefore subject to substantial regulation. In addition, the confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business is heavily regulated. Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the possession, use and dissemination of personal data, such as personal health information and personal financial data, as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement additional security measures and processes or bring within the legislation or regulation de-identified health or other data, each of which may require substantial expenditures or limit our ability to offer some of our services.

In particular, personal health information is recognized in many countries such as the United States, the European Union, or EU, and several countries in Asia, as a special, sensitive category of personal information, subject to additional mandatory protections. Violations of data protection regulations are subject to administrative penalties, civil money penalties and criminal prosecution, including corporate fines and personal liability.

Health Information Privacy Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of our technology platform, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of personal health information, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of such information, including health information, in electronic form. We will be a business associate of clients which may be deemed covered entities when we are providing technology services to those clients using our technology platform. We are likely to be also directly regulated by HIPAA and are required to provide satisfactory written assurances to our covered entity partners through written agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, liability to our clients and direct action by HHS, including monetary penalties.

Violations of HIPAA may result in significant civil and criminal penalties. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured personal health information, which may compromise the privacy, security or integrity of such information. In addition, notification must be provided to HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity clients of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts in the future.

Many states in which we may operate and in which our partners are located also have laws or are in the process of adopting laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective or broader than HIPAA and other federal privacy laws. Where state laws are more protective or broader than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but, unlike HIPAA, some may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there may be new federal privacy laws or federal breach notification laws, to which we may be subject.

Intellectual Property

We have historically relied on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect its intellectual property and proprietary rights. In connection with the development of our platform, we have completed a competitive patent audit and are currently preparing an initial submission for a patent application for the platform.

Seasonality

Our business is generally not seasonal. However, we may experience moderate development or milestone fluctuations, at certain periods of the year leading to common terms for vacations, holidays, and inclement weather, such as July/August, November, and December.

Environmental Matters

We have no material expenditures for compliance with Federal, State or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Properties

Our principal executive offices are located in New York, New York. As of December 31, 2024, the Company leased through PTV approximately 9,600 square feet of manufacturing and warehouse space in Dodge City, Kansas with a ten-year term that began on January 1, 2017 (the “Kansas Lease”). Following the completion of the ABC, the Kansas Lease is expected to be assigned and, accordingly, will no longer be leased by the Company.

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

ITEM 1A.RISK FACTORS

In addition to the other information in this Form 10-K, stockholders or prospective investors should carefully consider the following risk factors when evaluating Petros. If any of the events described below occurs, our business, financial condition, results of operations and future growth prospects could be adversely affected.

Risks Related to Petros’ Capital Requirements and Financing

Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated March 31, 2025, Marcum LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2024, we had approximately $3.7 million of cash and cash equivalents on hand. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If we are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Petros has incurred significant losses and may continue to experience losses in the future.

As of December 31, 2024, the Company had cash and cash equivalents of $3.7 million, negative working capital of $10.7 million, and accumulated deficit of $113.2 million. Petros cannot predict if it will achieve profitability soon or at all. Petros expects to continue to expend substantial financial and other resources on, among other things:

●	investments in hiring key personnel;
●	successful development and commercialization of our platform; and
●	general administration, including legal, accounting and other expenses.

Petros may not generate sufficient revenue to offset such costs to achieve or sustain profitability in the future. Petros expects to continue to invest in its operations and product and business development to obtain a market position and to meet its expanded reporting and compliance obligations as a public company.

Petros expects its operating losses to continue in the near term in order to carry out its strategic objectives. Petros considers historical operating results, capital resources and financial position, and current projections and estimates as part of its plan to fund operations over a reasonable period of time. Petros believes that based on these factors, the available cash and cash equivalents on hand is not sufficient to fund its operations for at least the next 12 months.

We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.

We will require additional financing to further develop and market our products, fund operations, and otherwise implement our business strategy. Our current cash resources will not be sufficient to fund these activities. We are exploring additional ways to raise capital, but we cannot assure you that we will be able to raise capital. The timing and probability of obtaining sufficient capital depends, in part, on the development and commercialization of our platform. Should Petros not be successful with its business strategy, it could have a material adverse impact on our operations and consolidated financial statements. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategy and may require us to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

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

Petros’ consolidated balance sheet contains significant amounts of intangible assets, and a decline in the fair value of an intangible asset could result in an asset impairment charge.

Petros’ intangible assets, including developed technology rights and brands, face risks for impairment and charges related to such assets, which may be significant. If we are unable to meet our revenue projections, including successfully implementing and developing our business strategy, we will have an impairment to our intangible assets.

Additionally, the terms of the Vivus Settlement triggered an impairment of certain assets on our balance sheet and required us to reassess the carrying value of our assets, including intangible assets, and other long-term investments, resulted in an impairment charge. This charge negatively impacted our financial statements, reduced our equity, and resulted in an increase in our reported net loss.

Risks Related to Petros’ Business, Industry and Operations

Our focus on the development of our platform may adversely impact our operations and financial performance.

We have historically been engaged in the commercialization and development of Stendra®. While we continued to sell Stendra®, we determined to discontinue sales of Stendra® to wholesalers. We are separately working towards the development and commercialization of our platform. This may result in reduced overall revenue, particularly as we move away from established wholesalers and reallocate resources to the development of our platform. Additionally, the development and commercialization of our platform may present challenges, including unforeseen development delays, difficulties in market acceptance or increased competition. If we are unable to successfully execute our strategy, it could materially and adversely affect our financial condition, results of operations and long-term growth prospects.

We are in the early development stage with no revenues from our platform and have no operating history in the broad commercialization of platforms for consumer use.

We are in the early development stage of our platform and face all of the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. We do not expect to generate significant revenue until we have successfully launched broad commercialization of our platform.

There can be no assurance that we will ever achieve revenues or profitability from our platform. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a pre-revenue business.

We defaulted on certain covenants included in the Promissory Note with Vivus that has resulted in the Obligations becoming immediately due and payable on the date of the Foreclosure Notice and the forfeiture of assets pledged as collateral under the Promissory Note.

On January 18, 2022, Petros (through its wholly-owned subsidiary) and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros executed the Promissory Note in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Promissory Note. In addition to the payments to be made in accordance with the Promissory Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Promissory Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. Borrowings under the Promissory Note and Security Agreement are secured by the Company’s Stendra® API and products and the Company’s rights under the License Agreement (the “Collateral”).

On October 1, 2024, we failed to make the payment due pursuant to the Promissory Note and related Security Agreement in the amount of $0.5 million, constituting an Event of Default (as defined in the Promissory Note) under the Promissory Note and Security Agreement. The outstanding principal amount on the Promissory Note, plus accrued and unpaid interest thereon, was $7,574,824 as of December 31, 2024. As a result of an event of default under the Settlement Agreement and the Security Agreement existing and continuing by virtue of our failure to pay the Installment (as defined in the Promissory Note) that was due October 1, 2024 (the “Vivus Event of Default”), all the obligations under the Settlement Agreement and the Security Agreement (the “Obligations”) became immediately due and payable on the date of the Foreclosure Notice (as defined below).

On December 10, 2024, pursuant to a Notice of Proposal to Accept Pledged Collateral in Partial Satisfaction of Indebtedness Pursuant to Uniform Commercial Code Section 9-620 (the “Foreclosure Notice”), Vivus proposed to accept all the Collateral (save and except the Specified License Agreement (as defined in the Security Agreement); collectively, the “Foreclosed Collateral”) in partial satisfaction of the Obligations. Vivus further proposed in the Foreclosure Notice that its acceptance of the Foreclosed Collateral would only constitute satisfaction of $2,000,000 worth of the Obligations and would not include any other amounts outstanding under the Promissory Note, the Settlement Agreement, or the Security Agreement, including but not limited to (i) all interest accrued or at any time accruing thereon and (ii) all other sums recoverable by Vivus from Metuchen by virtue of the Obligations (the “Vivus Settlement”). On December 13, 2024, Metuchen accepted and agreed to the Foreclosure Notice.

In connection with the Foreclosure Notice, Metuchen and Vivus entered into that certain termination agreement, dated as of March 31, 2025, pursuant to which, the parties mutually agreed to terminate the Vivus License Agreement, effective as of March 31, 2025 (the “Vivus Termination Agreement”), subject to the survival of certain provisions as set forth therein. As a result of the Vivus Termination Agreement, Metuchen no longer has any right in or to Vivus Technology (as defined in the Vivus License Agreement in the United States of America and its territories and possessions, including Puerto Rico and U.S. military bases abroad, Canada, South America and India (the “Licensed Territory”) and Metuchen agreed to immediately cease the development, manufacturing and commercialization of Stendra® in the Licensed Territory. Metuchen further agreed to assign any trademarks incorporating the mark “Stendra®” to Vivus, subject to certain exceptions as set forth therein. In furtherance of the Foreclosure Notice, and pursuant to the Termination Agreement, Metuchen agreed to transfer all completed inventory of Stendra® and all substantially manufactured inventory of Stendra® on hand to Vivus at Metuchen’s sole expense within 30 days of the date of the Vivus Termination Agreement. In order to satisfy the Obligations, on March 31, 2025, the Board determined and approved that it is advisable and in the best interests of the Company and the Company’s stockholders to effect assignment of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical Technologies, Inc. and Pos-T-Vac, LLC (the “Metuchen Assets”) for the benefit of Metuchen’s creditors. As a result of the Vivus Event of Default, we may be forced to seek additional financing on unfavorable terms, restructure our operations, or pursue other alternatives, including bankruptcy.

The Vivus Event of Default constitutes a Triggering Event (as defined in the Certificate of Designations) pursuant to the terms of the Certificate of Designations, which may materially and adversely affect our liquidity, financial condition and results of operations.

The Vivus Event of Default under the Settlement Agreement and the Security Agreement existing and continuing by virtue of our failure to pay the Installment (as defined in the Promissory Note) that was due October 1, 2024, constitutes a Triggering Event pursuant to the terms of the Certificate of Designations of the Company’s Series A Preferred Stock. As a result, the dividend rate of the Company’s Series A Preferred Stock was automatically increased to 15% per annum beginning on October 1, 2024. This default interest rate will increase our financial obligations and could materially and adversely affect our liquidity, financial condition and results of operations. In addition, given the occurrence of a Triggering Event, the holders of Series A Preferred Stock are entitled to require the Company to redeem all or any of the shares of Series A Preferred Stock held by such Holders at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed multiplied by (B) 150% and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect at such time as such Holder delivers a triggering event redemption notice multiplied by (Y) the product of (1) 150% multiplied by (2) the greatest closing sale price of the Common Stock on any trading day during the period commencing on the date immediately preceding the Triggering Event and ending on the date the Company makes the entire payment required to be made. The increased costs associated with the increased default interest rate and any triggering event redemption may limit our ability to secure additional financing, which could exacerbate our financial challenges and hinder our long-term growth prospects.

Any difficulties or delays in product engineering, regulatory compliance, sales or marketing could affect Petros’ future results.

Petros’ ability to achieve its business objectives is directly dependent on its ability to get its products to market, and any delays or difficulties in engineering, regulatory compliance, sales or marketing could have an adverse impact, including but not limited to the following types of events:

●	failure to predict market demand for, or to gain market acceptance of, approved products;
●	failure to comply with applicable regulatory requirements, which could result in costly and disruptive enforcement actions, or otherwise require costly and disruptive corrective actions;
●	delays, unavailability, or undetected defects with respect to our technology;
●	failure to establish and maintain market demand and acceptance for Petros’ products through marketing and sales activities, and any other arrangements to promote these products;
●	failure to establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
●	failure to effectively compete with other products on the market; and
●	failure to maintain a continued acceptable product safety and efficacy profile.

Our technology may be viewed as relatively new or untested, which could result in regulatory delays or disruptions in the pathway to commercialization.

One of the most critical factors is alignment with the FDA regarding the SaMD model, SaaS platform, and the underlying technology, including emerging elements like AI, each of which may significantly impact the future of the Petros’ commercial model. Lack of clarity or delays in FDA approval of these technologies could have a significant impact on our ability to scale and execute our business model. Additionally, each licensee using our proprietary technology would need to secure individual FDA approval for their specific product within the SaMD and SaaS framework. Each asset leveraging our platform is subject to its own individual FDA approval process for commercialization which presents additional complexity and risks. While our strategy involves licensing our technology to multiple partners, which aims to build a proven track record and strengthen relationships with the FDA, this nevertheless introduces an independent variable and potential vulnerability.

Until Petros has successfully guided several products through the Rx-to-OTC approval process, its technology may be viewed as relatively new or untested, which could result in regulatory delays or disruptions in the pathway to commercialization. As products are licensed and approved using our platform, we believe that Petros will build greater credibility and confidence with the FDA, helping to mitigate these risks. However, in the early stages, the nascent nature of the technology could contribute to slower adoption, delays and disruptions.

If we fail to successfully initiate broad commercialization of, market and sell our platform cost-effectively, our sales, business, financial condition and results of operations will be negatively affected.

Our commercial success will depend on the future adoption of the platform. If we are unable to successfully drive interest in our platform, our business, financial condition and results of operations would be harmed.

We cannot predict how quickly, if at all, pharmaceutical companies and patients will adopt our platform. Our ability to make sales of our platform and drive market acceptance will depend on successfully educating pharmaceutical companies and patients of the relative benefits of our platform. If we are unable to successfully drive interest in our platform, our business, financial condition and results of operations would be harmed.

Following broad commercialization of our platform, Petros will be substantially dependent on a limited number of commercial products. Any difficulties or delays in regulatory compliance, sales or marketing could affect Petros’ future results.

Petros is working towards the development and licensing of its platform. The Company anticipates that its primary revenue streams from its platform will stem primarily from licensing fees.

Petros’ ability to achieve its business objectives is directly dependent on its ability to get its platform to market, and any delays or difficulties in manufacturing, regulatory compliance, sales or marketing could have an adverse impact, including but not limited to the following types of events:

●	failure to predict market demand for, or to gain market acceptance of, our platform;
●	failure to comply with applicable regulatory requirements, which could result in costly and disruptive enforcement actions, or otherwise require costly and disruptive corrective actions;
●	failure to establish and maintain market demand and acceptance for our platform through marketing and sales activities, and any other arrangements to promote these products;
●	failure to establish and maintain agreements with licensees on commercially reasonable terms;
●	failure to effectively compete with other products on the market; and
●	failure to maintain a continued acceptable product safety and efficacy profile.

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

In connection with the audit of its December 31, 2024, consolidated financial statements, Petros’ management identified the following deficiencies, which it considers to be “material weaknesses,” which, individually or in the aggregate, could reasonably result in a material misstatement in the Company’s financial statements:

●	Petros currently has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices. This restricts the Company’s ability to gather, analyze and report information relative to the consolidated financial statements in a timely manner, including timely and adequate review of schedules and analysis used in the financial close process and the documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. The Company should evaluate their significant processes to ensure the key controls are being carried out as designed;
●	The size of Petros’ accounting and IT department makes it impracticable to achieve an appropriate segregation of duties;
●	Petros does not have appropriate IT access related controls specifically:
●	There is no limit to the number of password attempts allowed before an account becomes locked out.
●	There is no maximum length of days a password can be in use.

The Company should implement mitigating controls that would prevent or detect (in a timely manner) unauthorized transactions that might result.

Petros’ remediation efforts are ongoing and it will continue its initiatives to implement and document policies, procedures, and internal controls. The remediation efforts included the implementation of additional controls to ensure all risks have been addressed. Management further emphasized compliance with existing internal controls. Remediation of the identified material weaknesses and strengthening the internal control environment will require a substantial effort, as necessary, and Petros will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Petros cannot guarantee that it will be successful in remediating the material weaknesses it identified or that its internal control over financial reporting, as modified, will enable it to identify or avoid material weaknesses in the future.

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

Our business could be adversely impacted by the effects of future pandemics, epidemics or infectious disease outbreaks. The COVID-19 pandemic had negative effects on the health of the U.S. economy, and other public health crises could have similar effects in the future.

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

Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades could disrupt our operations and have a material impact on our business and operating results.

We rely on the efficient, uninterrupted and secure operation of our IT systems and are dependent on key third-party software embedded in our products and IT systems as well as third-party hosted IT systems to support our operations. All software and IT systems are vulnerable to damage, cyber attacks or interruption from a variety of sources. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing consumer preferences. Failure to adequately protect and maintain the integrity of our products and IT systems may result in a material effect on our financial position, results of operations and cash flows.

We plan to continuously upgrade and issue new releases of our products and customer-facing software applications, upon which our operations will depend. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. Additionally, the third-party software integrated into or interoperable with our products and services will routinely reach end of life, and as a consequence, may be exposed to additional vulnerabilities, including increased security risks, errors and malfunctions that may be irreparable or difficult to repair. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with future customers’ operating systems and with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including: delay or loss of revenues, significant remediation costs, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of any customers or patients, product recalls, damage to our reputation, or increased service costs, any of which could have a material effect on our business, financial condition or results of our operations and the operations of our potential customers or our business partners.

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

Risks Related to Petros’ Personnel

Because Petros is a small company with limited resources, it may be unable to attract qualified personnel.

Because of the specialized nature of its business, Petros’ ability to develop products and to compete with its current and future competitors largely depends upon its ability to attract, retain and motivate highly qualified managerial, marketing, engineering, consulting and scientific personnel. Petros faces intense competition for qualified employees and consultants from biopharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in its industry for similar personnel. There is intense competition for qualified personnel in this business sector, and we cannot assure you that Petros will be able to attract the qualified personnel necessary for the development of its business.

Petros will need to expand its operations and increase its size, and it may experience difficulties in managing growth.

As Petros begins to sell its platform service, it may need to increase personnel headcounts with respect to sales, marketing, product development, engineering, scientific, or administrative departments. The management, personnel and systems currently in place may not be adequate to support this future growth. The need to effectively manage its operations, growth and various projects requires that it:

●	successfully attract and recruit new employees with the required expertise and experience;
●	successfully grow marketing, distribution and sales infrastructure; and
●	continue to improve operational, financial and management controls, reporting systems and procedures.

If Petros is unable to manage this growth and increased complexity of operations, its business may be adversely affected.

Petros may be adversely affected by any misconduct or improper activities on the part of its individual employees or consultants.

Petros is exposed to the risk that any of its employees and consultants may engage in fraudulent conduct or other illegal activity. Although Petros has adopted a code of conduct applicable to all of its employees, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions it takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting it from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

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

Risks Related to Government Regulation and Legal Proceedings for Petros

Rx-to-OTC switches are part of our future growth, and may be affected by regulatory developments governing Rx-to-OTC switches.

Regulatory agencies highly scrutinize any product application submitted to switch a product from physician prescribed Rx to OTC and the process of switching a prescription medication to OTC is highly regulated. The process required by the FDA first involves the design of a Drug Facts Label (“DFL”) that is well understood by potential consumers of the product. Then, data must show that consumers can make an appropriate informed decision to use or not to use the product based solely upon the information on the DFL applied with their personal medical history. Then consumers must demonstrate that they can properly use the product based upon the information on the DFL. To accomplish this, the FDA ordinarily requires a consumer tested OTC DFL. Such testing includes conduct of iterative Label Comprehension Studies (“LCS”) in the general population, Self-Selection Studies (“SSS”) in a population interested in using the product and in specific populations who may be harmed if they use the product, and generally one Actual Use Trial (“AUT”) demonstrating safe and appropriate use by consumers in a simulated OTC setting.

Our business strategy relies on a growing number of OTC product categories and products. If regulatory agencies fail to approve Rx-to-OTC switches in new product categories or reassess the terms of existing OTC classifications, our growth prospects may be impaired. Further, regulatory agencies may reassess the terms of OTC classification if they perceive a shift in the previously assessed benefit/risk profile potentially increasing restrictions and barriers for approval, commercialization, and patient-consumer access.

We may not receive the necessary authorizations to market our platform or any future new products, and any failure to timely do so may adversely affect our ability to grow our business.

Before we can sell a new medical device in the U.S., such as our SaMD platform, or market a new use of, new claim for, or significant modification to a legally marketed device, we may be required to first obtain either FDA 510(k) clearance or premarket approval, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the applicant must submit a premarket notification to FDA under Section 510(k) of the FD&C Act, and FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics, not raise different questions of safety or effectiveness than the predicate device, and be as safe and as effective as the predicate device. The 510(k) clearance process can be expensive and uncertain and typically takes from three to 12 months, but may last significantly longer. Clinical data may be required in connection with an application for 510(k) clearance. If a product candidate is not eligible for or successful in obtaining 510(k) clearance, the product candidate may have to undergo de novo review to obtain premarket approval, which is typically significantly more resource and time intensive than the 510(k) clearance process. Furthermore, even if we are granted regulatory clearances or approvals, they may include limitations on the indications for use or intended uses of the device, which may limit the market for the device.

FDA can delay, limit, or deny 510(k) clearance, or other approval or reclassification, of a device for many reasons, including:

●	we may be unable to demonstrate to FDA’s satisfaction that the products or modifications are substantially equivalent to a proposed predicate device or safe and effective for their intended uses;
●	we may be unable to demonstrate that the clinical and other benefits of the device outweigh the risks; and
●	the applicable regulatory authority may identify deficiencies in our submissions or in the facilities or processes of our third party contract manufacturers.

Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. For example, if we obtain 510(k) clearance for our SaMD component and later decide to market our SaMD component for a broader or additional indication(s) for use and/or make any material modifications to any element of the device and/or the manufacturing or distribution thereof in the future, an additional 510(k) submission, and FDA clearance thereof, will be required prior to making any promotional communications expressly or impliedly claiming that the device may be used for such indication(s) and/or prior to making such modification, respectively.

In addition, FDA may change its policies, adopt additional regulations, revise existing regulations, or take other actions, or Congress may enact different or additional statutory requirements, which may prevent or delay clearance of our future products under development. Such policy, statutory, or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new 510(k) clearances or premarket approvals, increase the costs of compliance, or restrict our ability to maintain our current marketing authorizations, if any.

Failure to comply with these rules, regulations, self-regulatory codes, circulars, and orders could result in significant civil and criminal penalties and costs and could have a material adverse impact on our business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private regulators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing compliance risks.

Ongoing changes in healthcare regulation could negatively affect our revenues, business and financial condition

The United States healthcare system has been continually evolving at the federal and state level due to comprehensive reforms relating to the payment for, the availability of and reimbursement for healthcare services. Key reforms have ranged from fundamentally changing federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under government-funded programs, to minor modifications to existing programs, and many have been challenged (with some being overturned or modified) along the way. One example, among countless others, is the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was the most significant federal healthcare reform law enacted in the U.S. in recent history. The Affordable Care Act has undergone substantial challenges and changes since its enactment in 2010, and numerous other federal healthcare reform legislation, executive orders, and judicial rulings have been implemented in the years since, most of which have been or are aimed at lowering healthcare costs in the U.S. To the extent any such reform measures or any future initiatives reduce reimbursement or coverage eligibility or any amounts or funds available (such as by reductions in reimbursement to our healthcare provider customers) for our platform and/or any future products we may market in the U.S. (if any), our business may be adversely affected.

Healthcare reform initiatives will continue to be proposed and may reduce healthcare related funding. It is impossible to predict the ultimate content and timing of any healthcare reform legislation and its resulting impact on us. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may increase our costs or otherwise negatively effect on our business, results of operations, and financial condition.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Device Directive and became effective on May 26, 2021. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The new regulations, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and

●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an effect on the way we conduct our business in the EEA.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Our products may cause or contribute to adverse medical events that we are required to report to FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of FDA or another governmental authority, could have a negative impact on us.

We are required to timely file various reports with FDA, including reports required by the medical device reporting regulations which require us to report to FDA when we receive or become aware of information that reasonably suggests that one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur in the device or a similar device that we market, could cause or contribute to a death or serious injury. If we fail to comply with our reporting obligations, FDA or other governmental authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products, or delay in clearance of future products. FDA and certain foreign regulatory bodies have the authority to require the recall of commercialized products under certain circumstances.

A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, labeling or design deficiencies, packaging defects, or other deficiencies, or failures to comply with applicable regulations. If we do not adequately address problems associated with our devices, we may face additional regulatory requirements or enforcement action, including required new marketing authorizations, FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal proceedings.

We may initiate voluntary withdrawals, removals, or corrections for our products in the future that we determine do not require notification of FDA because no material compliance issue or safety risk is involved. If FDA disagrees with our determinations, it could require us to report those actions and we may be subject to enforcement action. A future recall announcement or other corrective action could harm our financial results and reputation, potentially lead to product liability claims against us, require the dedication of our time and capital, and negatively affect our sales.

In addition, FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our future products. For example, in November 2018, FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. It is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, the Trump Administration previously enacted several executive actions that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions and executive actions that may be taken under the current Trump Administration may affect FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Changes in internet regulations could adversely affect our business.

Laws, rules, and regulations governing internet communications, advertising, and e-commerce are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines, and internet tracking technologies. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could increase our operating expenses and expose us to significant liabilities.

Disruptions at the FDA, other agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA, other agencies and notified bodies to review and authorize or certify for marketing new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, agency’s or notified body’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the agency’s or notified body’s ability to perform routine functions. Average review times at the FDA and other agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to be reviewed and/or cleared, approved or certified by necessary agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns, including pandemics, were to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The 2025 change of United States presidential administration has the potential to bring significant leadership and policy changes in regulatory agencies, including the FDA, which may contribute to the time and resources needed to maintain compliance and ultimately could adversely affect our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the MDR, which regulates the development and sale of medical devices in Europe. While several notified bodies have been designated, the COVID-19 pandemic significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation, as a consequence of which review times have lengthened although a regulation amending the EU MDR was adopted in March 2023, extending existing transitional provisions to December 31, 2028. This situation could significantly impact the ability of notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business in the EU and EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

The misuse or off-label use of our platform may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies, particularly if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

If FDA determines that we have promoted any product without the requisite clearance or approval and/or for an off-label or unapproved use, it could take any number of enforcement actions against us, including (among others), issuing untitled or warning letters and/or pursuing an injunction, seizure, civil fine and/or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as laws prohibiting false claims for reimbursement, any of which would have a material adverse effect on our financial condition and/or business as a whole.

Additionally, we must have competent and reliable scientific evidence or, where applicable, other adequate substantiation for each reasonable interpretation of every promotional claim we make. In particular, comparative or superiority claims generally require adequate, well controlled, head-to-head clinical studies, comparing the product to the applicable competing products. To the extent we make any claims, or are otherwise held responsible for third-party claims about any product we may market in the United States, without the requisite clinical substantiation, we could be subject to enforcement action by FDA and/or the Federal Trade Commission (FTC), as well as a competitor challenge via the National Advertising Division (NAD) of the Better Business Bureau. Further, consumers can bring private false-advertising lawsuits, including class actions, against us for any material misrepresentations and/or deceptive or unsubstantiated claims (among other similar causes of action) in our promotional materials or other advertising. Any of the foregoing could have a material adverse effect on our business.

We may be subject to certain federal, state, and foreign fraud and abuse laws, health information privacy and security laws, and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, and physician transparency laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. Our business practices and relationships pharmaceutical companies and consumers are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

●	the federal healthcare Medicare and Medicaid Patient Protection Act of 1987 (the “Anti-Kickback Statute”), which prohibits, among other things, persons, and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arrange for or recommend a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti- kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;
●	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal government funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties for each false or fraudulent claim or statement. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the federal civil False Claims Act in connection with alleged off-label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, manufacturers can be held liable under the federal civil False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;
●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	the federal Physician Payments Sunshine Act under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations, as well as ownership and investment interests held by physicians and their immediate family members. Since January 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;
●	HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which imposes privacy, security, and breach reporting obligations with respect to Protected Health Information (“PHI”), upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make HIPAA compliance as well as civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and
●	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the EU, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

These laws and regulations, among other things, may constrain our business, marketing, and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with potential purchasers of our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

To enforce compliance with healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, U.S. federal and state regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, including pursuing novel theories of liability under these laws. These government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the federal healthcare Anti-Kickback statute, federal civil False Claims Act, the health care fraud statute, and HIPAA privacy provisions. Responding to investigations can be time and resource consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that may apply to us, we may be subject to administrative, civil and criminal penalties, damages, fines, disgorgement, substantial monetary penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations, and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, reputational harm, and the curtailment or restructuring of our operations.

Since our platform will utilize cloud-based information systems and the exchange of information between patents and doctors, we will be subject to numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information.

Among other data-privacy and/or confidentiality laws to which we may be subject, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI and require covered entities and business associates to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form, among other requirements.

Violations of HIPAA may result in civil and criminal penalties. We must also comply with HIPAA’s breach notification rule which requires notification to affected individuals and the Secretary of Health and Human Services (“HHS”), and in certain cases to media outlets, in the case of a breach of unsecured PHI. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states, and HIPAA standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance.

Many states also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. For example, California passed the California Consumer Privacy Act or CCPA on June 28, 2018, which went into effect January 1, 2020. On November 3, 2020, the California Privacy Rights Act of 2020 (“CPRA”), which amends the CCPA and adds new privacy protections that became effective on January 1, 2023, was enacted through a ballot initiative. While information we maintain that is covered by HIPAA may be exempt from the CCPA, other records and information we maintain related to patients or personnel may be subject to the CCPA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state and federal privacy laws subject to frequent change.

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, laws that place specific requirements on certain types of activities, such as data security and texting, and laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach.

Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. The E.U., for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the GDPR, governing data practices and privacy in the E.U., became effective and replaced the data protection laws of the individual member states. GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the E.U. These more stringent requirements include expanded disclosures to inform members about how we may use their personal data, increased controls on profiling members, and increased rights for members to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice, and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing. The GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked consents. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfer to the U.K. from the E.U. will be regulated. Outside of the E.U., there are many other countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from individuals for the use of data for various purposes, including marketing, which may reduce our ability to market our products.

There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations if we expand internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, limit the effectiveness of our marketing activities, adversely affect our business, results of operations, and financial condition, and subject us to additional liabilities.

Security breaches, data breaches, cyber attacks, other cybersecurity incidents or the failure to comply with privacy, security and data protection laws could materially impact our operations, patient care could suffer, we could be liable for damages, and our business, operations and reputation could be harmed.

We expect to retain confidential customer personal and financial, patient health information and our own proprietary information and data essential to our business operations. We will rely upon the effective operation of our IT systems, and those of our service providers, vendors, and other third parties to safeguard the information and data. It is critical that the facilities, infrastructure and IT systems on which we depend to run our business and the products we develop remain secure and be perceived by the marketplace and our potential customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, we and our service providers, vendors, and other third parties may become subject to physical break-ins, computer viruses or other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking or phishing attacks, malware, ransomware, employee error or malfeasance, cyber attacks, and other breaches of IT systems or similar disruptive actions, including by organized groups and nation-state actors. For example, we may experience cybersecurity incidents and unauthorized internal employee exfiltration of company information.

Further, the frequency of third-party cyber-attacks has increased over the last several years. The military conflict in Ukraine may cause nation-state actors or hackers sympathetic to either side of the conflict to carry out cyber-attacks to achieve their goals, which may include espionage, information gathering operations, monetary gain, ransomware, disruption, and destruction. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to our management, and require significant time and resources to address. Affected parties or regulatory agencies could initiate legal or regulatory action against us, which could prevent us from resolving the issues quickly or force us to resolve them in unanticipated ways, cause us to incur significant expense and liability, or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter potential customers, patients and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have internal monitoring and detection systems as well as cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage and do not cover the time and effort we may incur investigating and responding to any incidents, which may be material. The costs to eliminate, mitigate or recover from security problems and cyber attacks and incidents could be material and depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions, decreased product sales, or data loss that may have a material impact on our operations, net revenues and operating results.

Our business will expose us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be found liable for substantial damages or penalties if we are subject to claims or litigation.

Our products and services involve an inherent risk of claims concerning their design, manufacture, safety and performance, how they are marketed and advertised in a complex framework of highly regulated domestic and international laws and regulations, how we package, bundle or sell them to potential customers, who may be private individuals or companies or public entities such as hospitals and clinics, and how we train and support doctors, their staffs and patients who administer or use our products. Moreover, consumer products and services are routinely subject to claims of false, deceptive or misleading advertising, consumer fraud and unfair business practices. Additionally, we may be held liable if any product we develop or manufacture or services we offer or perform causes injury or is otherwise found unhealthy. If our products are safe but they are promoted for off-label usage, we may be investigated, fined or have our products or services enjoined or approvals rescinded or we may be required to defend ourselves in litigation. Although we maintain insurance for product liability, business practices and other types of activities we make or offer, coverage may not be available on acceptable terms, if at all, and may be insufficient for actual liabilities. Any claim for product liability, sales, advertising and business practices, regardless of its merit or eventual outcome, could result in material legal defense costs and damage our reputation, increase our expenses and divert management’s attention.

Changes in laws could negatively impact Petros’ business.

Petros’ future results could be adversely affected by changes in interpretations of existing laws and regulations, or changes in laws and regulations, including, among others, changes in taxation requirements, competition laws, privacy laws and environmental laws in the United States and other countries.

The regulatory framework for artificial intelligence (“AI”) technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

We incorporate AI solutions into our platform technology, services, and features, and these applications are important in our operations. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies recently entered into force in the United States and Europe. In the United States, the Biden administration issued a broad Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), which sets out principles intended to guide AI design and deployment for the public and private sectors and signals the increase in governmental involvement and regulation over AI technologies. Agencies such as the Department of Commerce and the FTC have issued proposed rules governing the use and development of AI technologies. Legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. Such additional regulations may impact our ability to develop, use, and commercialize AI technologies offered by our service providers and within our products and services in the future. This executive order was revoked by President Trump on January 23, 2025. Subsequently, on January 23, 2025, the President issued Executive Order ion Removing Barriers to American Leadership in Artificial Intelligence, which directed relevant agencies to develop an action plan to assure global dominance by the United States in artificial intelligence, and to examine any actions taken in connection with the 2023 AI Order, which are incongruent with Trump’s order.

On May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act entered into force on August 2, 2024, and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our system and business and the way in which we use AI technologies. We may need to expend resources to adjust our system in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Further, a number of aspects of intellectual property protection in the field of AI are currently under development and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system input and outputs. If we fail to obtain protection for our intellectual property rights within our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition. Further, given the long history of development of AI technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our own AI technologies.

Additionally, the FDA’s position on AI and its role in SaMDs is rapidly evolving. Changes in the FDA’s regulations and policy positions may cause significant disruption in our development or commercialization of our technology.

Petros may be subject to potential product liability and other claims, creating risks and expense.

Petros is also exposed to potential product liability risks inherent in the development, testing, marketing, and commercialization of consumer products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. Petros cannot guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against Petros in excess of its insurance coverage could have a material adverse effect upon it and on its financial condition.

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

Petros’ long-term success largely depends on its ability to market technologically competitive products. Petros relies and expects to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect its intellectual property and proprietary rights. If Petros or its licensors fail to obtain and maintain adequate intellectual property protection, it may not be able to prevent third parties from launching generic or biosimilar versions of its branded products using its proprietary technologies or from marketing products that are very similar or identical to those of Petros. In addition, any patents Petros licenses may not contain claims sufficiently broad to protect it against third parties with similar technologies or products or provide Petros with any competitive advantage, including exclusivity in a particular product area. Petros may be subject to challenges by third parties regarding its or its licensors’ intellectual property, including, among others, claims regarding validity, enforceability, scope and effective term.

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

Under the Certificate of Designations of our Series A Preferred Stock, we are required to redeem the shares of Series A Preferred Stock in monthly installments. Holders of Series A Preferred Stock are also entitled to receive dividends, payable in arrears monthly, and dividends payable on installment dates shall be paid as part of the applicable installment amount. Installment amounts are payable, at the company’s election, in shares of Common Stock or, subject to certain limitations, in cash. Installment amounts paid in cash must be paid in the amount of 107% of the applicable payment amount due. For installment amounts paid in shares of Common Stock, the number of shares of Common Stock shall be calculated by dividing the applicable payment amount due by the “installment conversion price.” The installment conversion price shall be equal to the lower of (i) the Conversion Price (as defined in the Certificate of Designations) in effect as of the applicable payment date and (ii) the greater of (A) 80% of the average of the three lowest closing prices of our Common Stock during the thirty trading day period immediately prior to the date the payment is due or (B) $0.396 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

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

The Certificate of Designations and the Warrants contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. If while any shares of Series A Preferred Stock or Warrants are outstanding, we issue securities for a consideration per share of Common Stock (the “New Issuance Price”) that is less than the Conversion Price of the Series A Preferred Stock or the exercise price of the Warrants, as then in effect, we have been required in the past and will be required in the future, subject to certain limitations and adjustments as provided in the Certificate of Designations or the Warrants, to reduce the Conversion Price or the exercise price to be equal to the New Issuance Price, which will result in a greater number of shares of Common Stock being issuable upon conversion of the Series A Preferred Stock and the exercise of the Warrants, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our Common Stock.

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

Risks Related to Our Series B Preferred Stock

We may issue additional series of preferred stock that rank senior or equally to our Series B Convertible Preferred Stock (“Series B Preferred Stock”) as to dividend payments and liquidation preference.

Neither our Charter nor the Certificate of Designation for the Series B Preferred Stock (“Series B Certificate of Designations”) prohibits us from issuing additional series of preferred stock that would rank senior or equally to the Series B Preferred Stock as to dividend payments and liquidation preference. Our Charter provides that we have the authority to issue up to 50,000,000 shares of preferred stock, 15,000 shares have been designated as Series A Convertible Preferred Stock and 1,000,000 have been designated as Series B Preferred Stock. The Series B Preferred Stock rank equally with the Series A Convertible Preferred Stock as to dividend payments and liquidation preference. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the Series B Preferred Stock in the event of our liquidation, winding-up or dissolution. It may also reduce cash dividend payments on the Series B Preferred Stock if we do not have sufficient funds to pay dividends on all Series B Preferred Stock outstanding and outstanding parity preferred stock.

The Series B Preferred Stock will rank junior to all our liabilities to third party creditors in the event of a bankruptcy, liquidation or winding up of our assets.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on the Series B Preferred Stock only after all our liabilities have been paid. The Series B Preferred Stock effectively rank junior to all existing and future liabilities held by third party creditors. The terms of the Series B Preferred Stock do not restrict our ability to raise additional capital in the future through the issuance of debt. In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our liabilities, to pay amounts due on any or all of the Series B Preferred Stock then outstanding.

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

In addition, we may be required to issue shares of Common Stock to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock and the payment of the dividends to the holders thereof in Common Stock as a result of the full ratchet anti-dilution price protection in the Certificate of Designations if the effective Common Stock purchase price in a subsequent offering is less than the then current Series A Preferred Stock conversion price, which in turn will increase the number of shares of Common Stock available for sale. Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement covering the resale of such shares. See “Risk Factors-Risks Related to Our Series A Preferred Stock-The Certificate of Designations for the Series A Preferred Stock and the Warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series A Preferred Stock or the exercise price of such Warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series A Preferred Stock or upon the exercise of the warrants.” We cannot predict the effect that future sales of our Common Stock would have on the market price of our Common Stock.

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

Our Common Stock is currently listed for trading on The Nasdaq Capital Market. If we do not satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share or if or the closing price of our common stock declines to $0.10 per share or less for 10 consecutive trading days, the Company’s common stock could risk delisting, which would have a material adverse effect on our business. A delisting of our Common Stock from The Nasdaq Capital Market could materially reduce the liquidity of our Common Stock and result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On May 15, 2024,the Company received a letter (the “May 2024 Letter”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that,  based upon the closing bid price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for the 30 consecutive trading days prior to the date of the May 2024 Letter, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Listing Rule”). The May 2024 Letter also indicated that the Company had a compliance period of 180 calendar days, or until November 11, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On November 12, 2024, the Company received a letter from the Staff notifying the Company that it was eligible for an additional 180 calendar day period through May 12, 2025, to regain compliance (the “Compliance Period”).

On March 26, 2025, the Company received a letter (the “March 2025 Letter”) from the Staff notifying the Company that the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Bid Price Listing Rule”). On March 31, 2025, the Company timely requested an appeal of Nasdaq’s determination to delist the Company’s Common Stock on April 4, 2025, as a result of the Low Bid Price Listing Rule, which automatically stayed the delisting action, pending such hearing by the Nasdaq Hearings Panel. Accordingly, the March 2025 Letter from the Staff has no immediate effect on the listing of the Company’s Common Stock at this time. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “PTPI.”

At the hearing, the Company intends to submit a plan to regain compliance with the Bid Price Listing Rule. On March 18, 2025, the Company filed a Definitive Proxy Statement on Schedule 14A in connection with the Company’s Special Meeting of Stockholders to be held on April 10, 2025, to approve certain proposals, including approval of a reverse stock split of the Company’s Common Stock to increase the per share market price of the Company’s Common Stock to meet the Bid Price Listing Rule. Nevertheless, the Company cannot assure you that such proposal will be approved by Nasdaq.

No assurances can be provided that the Company will obtain a favorable decision from the Hearings Panel, and/or that the Company will be able to regain or maintain compliance with the Nasdaq listing rules.

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

ITEM 2.PROPERTIES

Our principal executive offices are located in New York, New York. The Company leases approximately 9,600 square feet of manufacturing and warehouse space in Dodge City, Kansas with a ten-year term that began on January 1, 2017 (“Kansas Lease”). Following the completion of the ABC, the Kansas Lease is expected to be assigned and, accordingly, will no longer be leased by the Company.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

The information set forth in Note 16 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Form 10-K is incorporated by reference herein.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed for trading on The Nasdaq Stock Market (“Nasdaq”) under the ticker symbol “PTPI.”

Holders

As of March 24, 2025, there were approximately 312 holders of record of our Common Stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

Unregistered Sales of Securities.

None.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2024.

ITEM 6.Reserved

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

Overview

Petros was incorporated in Delaware on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. Petros consists of wholly owned subsidiaries: Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). The Company has historically been engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which the Company licensed from Vivus, Inc. (“Vivus”). Petros also historically marketed its own line of ED products in the form of vacuum erection device products (“VEDs”) through its subsidiaries, Timm Medical and PTV, including VEDs marketed as “Osbon ErecAid” and “PosTVac.”

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally, Timm Medical and PTV are expected to be assigned to a third-party in connection with the ABC (as defined herein) of Metuchen, and accordingly, the Company will no longer be engaged in the  marketing or selling of VEDs following the completion of the ABC process. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

Petros is pursuing the development of a proprietary integrated technology solutions platform (the “platform”) containing two components (i) SaaS, designed to assist pharmaceutical companies in operationalizing and commercializing an Rx-to-OTC switch as an element in the development of an ACNU Product, and (ii) a potential Software as a Medical Device (“SaMD”) component, which must comply with FDA governance and approval and is expected to be a consumer interface that guides the consumer in navigating appropriate self-selection or deselection, through the acquisition process of the OTC product. The Company has been working towards the development of the platform, which is currently in early development stages and is being designed to serve as a retail or online interface, with clinically established algorithmic logic qualifying the intended consumer-patient for purchase and use of an ACNU Product, while reducing subjectivity to the least possible degree and maximizing objective qualifiers to the greatest possible degree.

We believe our platform will be anchored in recent FDA adopted rules, such as the FDA’s Nonprescription Drug Product with an Additional Condition for Nonprescription Use rule (“ACNU Rule”), intended to increase options to develop and market nonprescription drug products; Trusted Exchange Framework and Common Agreement (“TEFCA”), a nationwide framework for health information sharing; and Qualified Health Information Networks, which are sponsored by the FDA and the Department of Health and Human Services.

The Company’s Business

The Company has historically been engaged in the commercialization and development of Stendra®. In December 2024, the Company  determined to discontinue sales of Stendra® to wholesalers to mitigate the risk of returns associated with expired or near-expired prescription medication due to Stendra® having less than a six-month shelf life. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally, Timm Medical and PTV are expected to be assigned to a third-party in connection with the ABC (as defined herein) of Metuchen, and accordingly, the Company will no longer be engaged in the marketing or selling of VEDs. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of December 31, 2024, the Company had cash of approximately $3.7 million, negative working capital of $10.7 million, an accumulated deficit of approximately $113.2 million and used cash in operations during the twelve months ended December 31, 2024, of approximately $2.6 million.

The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of our consolidated financial statements included in this annual report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations by exploring additional ways to raise capital and increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required or that the Company will have sufficient cash to develop its platform, even after the proceeds raised in this offering.

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

Under the terms of the Note, the principal amount of $10,201,758 is payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount will accrue at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default. For the years ended December 31, 2024, and December 31, 2023, the Company paid Vivus $1.0 million and $2.0 million, respectively.

On October 1, 2024, we failed to make the payment due pursuant to the Note and related Security Agreement in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement. The outstanding principal amount on the Note, plus accrued and unpaid interest thereon, was $7,574,824 as of December 31, 2024. As a result of an event of default under the Settlement Agreement and the Security Agreement existing and continuing by virtue of our failure to pay the Installment (as defined in the Note) that was due October 1, 2024 (the “Vivus Event of Default”), all the obligations under the Settlement

Agreement and the Security Agreement (the “Obligations”) became immediately due and payable on the date of the Foreclosure Notice (as defined below).

Pursuant to the Security Agreement, Vivus holds a security interest against the Collateral (as defined herein). On December 10, 2024, pursuant to a Notice of Proposal to Accept Pledged Collateral in Partial Satisfaction of Indebtedness Pursuant to Uniform Commercial Code Section 9-620 (the “Foreclosure Notice”), Vivus proposed to accept all the Collateral (save and except the Specified License Agreement (as defined in the Security Agreement); collectively, the “Foreclosed Collateral”) in partial satisfaction of the Obligations. Vivus further proposed in the Foreclosure Notice that its acceptance of the Foreclosed Collateral would only constitute satisfaction of $2,000,000 worth of the Obligations and would not include any other amounts outstanding under the Note, the Settlement Agreement, or the Security Agreement, including but not limited to (i) all interest accrued or at any time accruing thereon and (ii) all other sums recoverable by Vivus from Metuchen by virtue of the Obligations. On December 13, 2024, Metuchen accepted and agreed to the Foreclosure Notice.

In connection with the Foreclosure Notice, Metuchen and Vivus entered into that certain termination agreement, dated as of March 31, 2025, pursuant to which, the parties mutually agreed to terminate the Vivus License Agreement, effective as of March 31, 2025 (the “Vivus Termination Agreement”), subject to the survival of certain provisions as set forth therein. As a result of the Vivus Termination Agreement, Metuchen no longer has any right in or to Vivus Technology (as defined in the Vivus License Agreement in the United States of America and its territories and possessions, including Puerto Rico and U.S. military bases abroad, Canada, South America and India (the “Licensed Territory”) and Metuchen agreed to immediately cease the development, manufacturing and commercialization of Stendra® in the Licensed Territory. Metuchen further agreed to assign any trademarks incorporating the mark “Stendra®” to Vivus, subject to certain exceptions as set forth therein. In furtherance of the Foreclosure Notice, and pursuant to the Termination Agreement, Metuchen agreed to transfer all completed inventory of Stendra® and all substantially manufactured inventory of Stendra® on hand to Vivus at Metuchen’s sole expense within 30 days of the date of the Vivus Termination Agreement.

Pursuant to the Vivus Termination Agreement, Metuchen agreed to provide transition services to Vivus, including transferring any agreements or arrangements with distributors of Stendra®, to enable the development, manufacturing and commercialization of Stendra® to proceed without disruption. Additionally, Metuchen agreed to transfer to Vivus any regulatory approvals with respect to Stendra® controlled by Metuchen or its affiliates within 30 days of the date of the Vivus Termination Agreement.

Pursuant to the Vivus Termination Agreement, Metuchen further agreed that Metuchen will retain liability for payment of all gross to net sales deductions (including returns, rebates and chargeback) of Stendra® products that were sold prior to the date of the Vivus Termination Agreement and agreed to reimburse Vivus for any such deductions charged to or otherwise borne by Vivus.

Metuchen ABC

In order to satisfy the Obligations, on March 31, 2025, the Board determined and approved that it is advisable and in the best interests of the Company and the Company’s stockholders to effect assignment of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical and PTV (the “Metuchen Assets”) for the benefit of Metuchen’s creditors. In accordance with state law, the Company expects Metuchen to assign (the “Assignment”) all of its right, title, interest in, and custody and control of Metuchen’s property to a special purpose vehicle that will be managed by a third-party fiduciary (the “Assignee”). Upon the completion of the Assignment, the Assignee will have sole control over the Metuchen Assets and Metuchen will no longer operate its business or control the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which is commenced by Metuchen entering a contractual assignment for the benefit of creditors that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the Metuchen Assets. The Assignee is then expected to liquidate the property through an auction sale and distribute the proceeds to Metuchen’s creditors according to their respective priorities at law to satisfy Metuchen’s obligations, including the Obligations, in accordance with the rules and regulations of the State of California. If any proceeds remain after all of Metuchen’s obligations, including the Obligations, and costs associated with the liquidation process have been satisfied, any remaining proceeds will be distributed to Metuchen’s equity holder, which is the Company (collectively, the “ABC”).

Pursuant to that certain letter agreement, dated as of March 31, 2025, by and between Metuchen and Sherwood Partners, Inc. (“Sherwood”), Sherwood agreed to provide certain consulting and advisory services in connection with the ABC, including in connection with the sale process and budgeting and planning process (the “Services”). In consideration for the Services, Metuchen has agreed to pay a fee to Sherwood equal to $60,000 and a cash fee equal to 9% of the gross proceeds of the sale of the Metuchen Assets and has agreed to reimburse Sherwood for certain reasonable out of pocket expenses.

The ABC of Metuchen constitutes a significant disposition of the business. As a result, effective in the first quarter of 2025, the Company will present Metuchen as a discontinued operation for all periods presented. The accompanying unaudited pro forma consolidated balance sheet as of December 31, 2024, is presented as if the disposition had occurred as of December 31, 2024. The unaudited pro forma consolidated statements of operations for the years ended December 31, 2024, and 2023 reflect the Company’s results as if the disposition had occurred as of January 1, 2023.

These unaudited pro forma condensed consolidated financial statements have been prepared in accordance with Article 11 of Regulation S-X and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States.

The unaudited pro forma condensed consolidated financial information is subject to the assumptions and adjustments described in the accompanying notes. These assumptions and adjustments are based on information presently available. Actual adjustments may differ materially from the information presented. The unaudited pro forma consolidated financial statements are based on the historical financial statements of the Company for each period presented and in the opinion of the Company’s management, all adjustments and disclosures necessary for a fair presentation of the pro forma data have been made. These unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the results of operations or financial condition that would have been achieved had events reflected been completed as of the dates indicated and may not be useful in predicting the impact of the disposal on the future financial condition and results of operations of the Company due to a variety of factors.

PETROS PHARMACEUTICALS, INC.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2024

		Pro Forma
	Historical	Adjustments		Pro Forma
Assets
Current assets:
Cash	$3,709,971	$(1,991,326)	(a)	$1,718,645
Accounts receivable, net	416,076	(416,076)	(a)	—
Inventories	1,349,802	(546,279)	(a)	—
		(803,523)	(b)	—
Prepaid inventory	1,649,212	(1,649,212)	(b)	—
Prepaid expenses and other current assets	169,217	(168,332)	(a)	885
Total current assets	7,294,278	(5,574,748)		1,719,530

Fixed assets, net	22,948	(22,948)	(a)	—
Intangible assets, net	3,204,354	(3,204,354)	(a)	—
Right of use assets	113,730	(113,730)	(a)	—
Total assets	$10,635,310	$(8,915,780)		$1,719,530

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of promissory note	$7,248,635	(5,248,635)	(a)	$—
		(2,000,000)	(b)	—
Accounts payable	2,328,964	(1,564,631)	(a)	764,333
Accrued expenses	6,462,404	(6,362,763)	(a)	99,641
Accrued Series A Convertible Preferred payments payable	1,909,496	—		1,909,496
Other current liabilities	78,166	(78,166)	(a)	—
Total current liabilities	18,027,665	(15,254,195)		2,773,470

Other long-term liabilities	75,223	(75,223)	(a)	—
Total liabilities	18,102,888	(15,329,418)		2,773,470

Temporary Equity
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 shares authorized at December 31, 2024; 0 shares issued and outstanding at December 31, 2024.	—	—		—

Stockholders’ Equity:
Common stock (par value $0.0001 per share, 250,000,000 shares authorized at December 31, 2024; 10,528,103 shares issued and outstanding as of December 31, 2024.	1,053	—		1,053
Additional paid-in capital	105,739,740	—		105,739,740
Accumulated deficit	(113,208,371)	6,866,373	(a)
		(452,735)	(b)	(106,794,733)
Total Stockholders’ Equity	(7,467,578)	6,413,638		(1,053,940)

Total Liabilities and Stockholders’ Equity	$10,635,310	$(8,915,780)		$1,719,530

See accompanying notes to the unaudited pro forma consolidated financial statements.

PETROS PHARMACEUTICALS, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2024

		Pro Forma
	Historical	Adjustments		Pro Forma
Net sales	$5,112,043	$(5,112,043)	(a)	$—
Cost of goods sold	1,212,700	(1,212,700)	(a)	—
Gross profit	3,899,343	(3,899,343)		—
Operating expenses:
Selling, general and administrative	8,749,102	(4,482,866)	(a)	4,266,236
Research and development expense	2,615,050	(2,615,050)	(a)	—
Depreciation and amortization expense	2,831,219	(2,831,219)	(a)	—
Intangible asset impairment	2,966,760	(2,966,760)	(a)	—
API asset impairment	4,416,862	(4,416,862)	(a)	—
Total operating expenses	21,578,993	(17,312,757)		4,266,236

Loss from operations	(17,679,650)	13,413,414		(4,266,236)

Other income (expense):
Change in fair value of derivative liability	3,550,000	—		3,550,000
Interest income	371,769	—		371,769
Interest expense, promissory note	(560,909)	560,909	(a)	—
Gain on deconsolidation of subsidiaries		6,866,373	(a)	6,866,373
Loss on Vivus settlement	—	(452,735)	(b)	(452,735)

Total Other income	3,360,860	6,974,547		10,335,407

Income (loss) before income taxes	(14,318,790)	20,387,961		6,069,171

Income tax expense	—	—		—
Net loss	$(14,318,790)	$20,387,961		$6,069,171

Preferred Stock dividends and cash premiums	(2,308,122)	—		(2,308,122)
Preferred Stock accretion	(10,170,247)	—		(10,170,247)

Net loss attributable to common stockholders	$(26,797,159)	$20,387,961		$(6,409,198)

Basic and Diluted	$(3.34)			$(0.80)
Weighted average common shares outstanding
Basic and Diluted	8,026,038			8,026,038

PETROS PHARMACEUTICALS, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2023

		Pro Forma
	Historical	Adjustments		Pro Forma
Net sales	$5,822,388	$(5,822,388)	(a)	$—
Cost of goods sold	1,631,220	(1,631,220)	(a)	—
Gross profit	4,191,168	(4,191,168)		—
Operating expenses:
Selling, general and administrative	9,261,471	(4,003,725)	(a)	5,257,746
Warrant issuance costs	2,855,000	—		2,855,000
Research and development expense	2,409,094	(2,409,094)	(a)	—
Depreciation and amortization expense	3,282,967	(3,282,967)	(a)	—
Total operating expenses	17,808,532	(9,695,786)		8,112,746

Loss from operations	(13,617,364)	5,504,618		(8,112,746)

Other income (expense):
Change in fair value of derivative liability	2,590,000	—		2,590,000
Change in fair value of warrant liability	13,974,000	—		13,974,000
Loss on issuance of Series A Preferred Stock	(11,088,997)	—		(11,088,997)
Interest income	515,311	—		515,311
Interest expense, promissory note	(536,138)	536,138	(a)	—

Total other income	5,454,176	536,138		5,990,314

Net loss before income taxes	(8,163,188)	6,040,756		(2,122,432)

Provision for income taxes	—	—		—
Net loss from continuing operations	$(8,163,188)	$6,040,756		$(2,122,432)

Preferred Stock dividends and cash premiums	(821,456)	—		(821,456)
Preferred Stock accretion	(4,829,755)	—		(4,829,755)

Net loss from continuing operations attributable to common stockholders	$(13,814,399)	$6,040,756		$(7,773,643)

Basic and Diluted	$(6.35)			$(3.57)
Weighted average common shares outstanding
Basic and diluted	2,176,017			2,176,017

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

(a)	Adjustment reflects the deconsolidation of Metuchen including associated assets, liabilities, and equity. The balance in accumulated deficit reflects the estimated gain on deconsolidation of Metuchen. The accounting for the gain on the deconsolidation of Metuchen and adjustments related to Metuchen have not yet been finalized.
(b)	Adjustment reflects the effect of the termination agreement with Vivus. The accounting for the loss and adjustments related to the termination agreement with Vivus have not yet been finalized.

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

On March 26, 2025, the Company received a letter (the “March 2025 Letter”) from the Staff notifying the Company that the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Bid Price Listing Rule”). On March 31, 2025, the Company timely requested an appeal of Nasdaq’s determination to delist the Company’s Common Stock on April 4, 2025, as a result of the Low Bid Price Listing Rule, which automatically stayed the delisting action, pending such hearing by the Nasdaq Hearings Panel. Accordingly, the March 2025 Letter from the Staff has no immediate effect on the listing of the Company’s Common Stock at this time. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “PTPI.”

At the hearing, the Company intends to submit a plan to regain compliance with the Bid Price Listing Rule. On March 18, 2025, the Company filed a Definitive Proxy Statement on Schedule 14A in connection with the Company’s Special Meeting of Stockholders to be held on April 10, 2025, to approve certain proposals, including approval of a reverse stock split of the Company’s Common Stock to increase the per share market price of the Company’s Common Stock to meet the Bid Price Listing Rule. Nevertheless, the Company cannot assure you that such proposal will be approved by Nasdaq. No assurances can be provided that the Company will obtain a favorable decision from the Hearings Panel, and/or that the Company will be able to regain or maintain compliance with the Nasdaq listing rules.

Reverse Stock Split

On October 11, 2024, the board of directors approved an amendment to our Amended and Restated Certificate of Incorporation to effect, at the discretion of the board of directors of the Company but prior to the one-year anniversary of the date on which the reverse stock split is approved by the Company’s stockholders, a reverse stock split of all of the outstanding shares of our Common Stock, at a ratio in the range of 1-for-2 to 1-for-25, with such ratio to be determined by the board of directors in its discretion and included in a public announcement, which was approved by the Company’s stockholders on November 20, 2024 (the “Reverse Stock Split”). As of the date of this Annual Report on Form 10-K, the board of directors has not implemented the Reverse Stock Split but has the discretion to do so within one year of the date on which the Reverse Stock Split was approved by the Company’s stockholders.

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

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of December 31, 2024, and 2023, the reserves for product returns were $5.2 million and $4.2 million, respectively, and are included as a component of accrued expenses. During the years ended December 31, 2024, and December 2023, respectively, the Company recorded $1.8 million and $3.4 million of returns as a reduction of gross revenue.

Intangibles

The Company accounts for recognized intangible assets at cost. Intangible assets with finite useful lives are amortized over the useful life that the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized using an accelerated method based on the pattern in which the economic benefits of the assets are consumed. The Company reviews the carrying value and useful lives of its intangible assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or the period over which they should be amortized has changed. When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The Company evaluates the remaining useful life of each intangible asset that is being amortized during each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Vivus Event of Default constitutes a Triggering Event (as defined in the Certificate of Designations) pursuant to the terms of the Certificate of Designations, which may materially and adversely affect our liquidity, financial condition and results of operations. During the year ended December 31, 2024, the Company noted that indicators of impairment existed due to a change in business strategy as the Company is pursuing the development of a proprietary integrated technology solutions platform (the “platform”) containing two components (i) SaaS, designed to assist pharmaceutical companies in operationalizing and commercializing an Rx-to-OTC switch as an element in the development of an ACNU Product, and (ii) a potential Software as a Medical Device (“SaMD”) component. As a result, the Company recorded an impairment of the Stendra® asset of approximately $3.0 million on the consolidated statement of operations for the year ended December 31, 2024

The Company has prepared a carrying value recoverability test for the medical device asset group as of December 31, 2024. Based on the analysis as of December 31, 2024, the Company determined that no intangible asset impairment occurred as the undiscounted cash flows exceeded the respective carrying values.

Results of Operations

Years ended December 31, 2024, and December 31, 2023

The following table sets forth a summary of our statements of operations for the years ended December 31, 2024, and 2023:

	For the Year Ended
	December 31,
	2024	2023
Net sales	$5,112,043	$5,822,388
Cost of sales	1,212,700	1,631,220
Gross profit	3,899,343	4,191,168

Operating expenses:
Selling, general and administrative	8,749,102	9,261,471
Warrant issuance costs	—	2,855,000
Research and development	2,615,050	2,409,094
Depreciation and amortization expense	2,831,219	3,282,967
Intangible asset impairment	2,966,760	—
API asset impairment	4,416,862	—
Total operating expenses	21,578,993	17,808,532

Loss from operations	(17,679,650)	(13,617,364)

Other income (expense):
Change in fair value of derivative liability	3,550,000	2,590,000
Change in fair value of warrant liability	—	13,974,000
Loss on issuance of Series A Preferred Stock	—	(11,088,997)
Interest income	371,769	515,311
Interest expense, promissory note	(560,909)	(536,138)
Total other income	3,360,860	5,454,176

Net loss before income taxes	$(14,318,790)	$(8,163,188)

Provision for income taxes	—	—

Net loss	$(14,318,790)	$(8,163,188)

Net Sales

Net sales for the year ended December 31, 2024, were $5,112,043, composed of $1,961,291 of net sales from Prescription Medicines and net sales of $3,150,752 from Medical Devices.

Net sales for the year ended December 31, 2023, were $5,822,388, composed of $2,286,373 of net sales from Prescription Medicines and net sales of $3,536,015 from Medical Devices.

For the year ended December 31, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included three customers that represented approximately 26%, 24%, and 13% of total gross billings, respectively. Gross billings is a non-GAAP financial measure. For a reconciliation of net sales to gross billings, see the section titled “Reconciliation of Non-GAAP Financial Measures” below.

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

Prescription Medicines sales consist of sales of Stendra® in the U.S. for the treatment of ED. Stendra® is primarily sold directly to three main customers, as described above, which collectively accounted for approximately 95% of Stendra® net sales for the year ended December 31, 2024. Individually, sales to the three main customers, accounted for 39%, 36%, and 20% of Stendra® gross billings for the year ended December 31, 2024.

Medical Device sales consist of domestic and international sales of men’s health products for the treatment of ED. The men’s health products do not require a prescription and include Vacuum Erection Devices (“VEDs and related accessories”).

Net sales were $710,345 or 12% lower during the year ended December 31, 2024, compared to the same period in 2023 consisting of a $385,263 decrease in Medical Device Sales and a $325,082 decrease in the net sales of Stendra®. The decrease in net sales for Medical Devices included a decrease in domestic and international sales of VED systems. The decrease in net sales of Stendra® was substantially due to decreased wholesaler sales and decreased related sales allowances.

Cost of Sales

Cost of sales for the year ended December 31, 2024, were $1,212,700, composed of $201,798 of cost of sales for our Prescription Medicines segment and $1,010,902 for our Medical Devices segment.

Cost of sales for the year ended December 31, 2023, were $1,631,220, composed of $277,490 of cost of sales for our Prescription Medicines segment and $1,353,730 for our Medical Devices segment.

Cost of sales for the Prescription Medicine segment for the year ended December 31, 2024, consisted of 40% third-party product cost of sales, 49% royalty expenses, and 11% 3PL order fulfillment and shipping expenses.

Cost of sales for the Medical Device segment for the year ended December 31, 2024, consisted of 85% raw materials and 15% production labor.

Cost of sales decreased by $418,520 or 26% during the year ended December 31, 2024, compared to the same period in 2023. For the year ended December 31, 2024, and 2023, cost of sales as a percentage of net sales was 24% and 28%, respectively. The decrease in cost of sales as a percentage of net sales was a result of decreased excess and obsolete inventory and decreased 3PL order fulfillment.

Gross Profit

Gross profit for the year ended December 31, 2024, was $3,899,343 or 76%, composed of $1,759,493 of gross profit from Prescription Medicines and $2,139,850 from Medical Devices. Gross profit for the year ended December 31, 2023, was $4,191,168, or 72% of net sales, composed of $2,008,883 of gross profit from Prescription Medicines and $2,182,285 from Medical Devices. The decrease in gross profit was driven by the factors noted above.

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2024, were $8,749,102, composed of $1,999,363 of selling, general and administrative expenses of our Prescription Medicines segment, $2,031,104 of selling, general and administrative expenses of our Medical Devices segment and $4,718,635 of general corporate expenses.

Selling, general and administrative expenses for the year ended December 31, 2023, were $9,261,471, composed of $1,319,282 of selling, general and administrative expenses of our Prescription Medicines segment, $1,885,489 of selling, general and administrative expenses of our Medical Devices segment and $6,056,700 of general corporate expenses.

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

Selling, general and administrative expenses decreased by $512,369 or 6% during the year ended December 31, 2024, compared to the same period in 2023. Decreased selling general and administrative expenses were primarily driven by decreased payroll and benefits expenses of $761,185, decreased insurance expenses of $249,592, decreased professional service fees of $224,328 and decreased stock- based compensation expenses of $220,015 partially offset by a waiver of FY 23 PDUFA fees by the FDA resulting in a $940,101 increase in PDUFA expense and increased other operating expenses of $2,650.

Warrant Issuance Costs

For the year ended December 31, 2024, the Company did not incur any warrant issuance costs.

For the year ended December 31, 2023, the Company recorded warrant issuance costs of $2.9 million associated with the issuance of the Warrants pursuant to the Private Placement.

Research and Development

Research and development expenses for the year ended December 31, 2024, were $2,615,050, composed of $2,615,050 for our Prescription Medicines segment and $0 for our Medical Devices segment, respectively.

Research and development expenses for the year ended December 31, 2023, were $2,409,094, composed of $2,272,069 for our Prescription Medicines segment and $137,025 for our Medical Devices segment, respectively.

Research and development expenses for the Prescription Medicines segment for the year ended December 31, 2024, are composed of $2,241,721 for clinical development, $341,877 for consulting fees, and $31,452 for legal fees related to the OTC Strategies related to Stendra®. Research and development expenses for the Prescription Medicines segment for the year ended December 31, 2023, are composed of $1,542,658 for clinical development and $502,252 for consulting fees related to the Company’s Non-Prescription OTC Strategies related to Stendra®; $200,000 for upfront licensing fees and $24,666 for consulting fees related to the H100 license acquired in March 2020 and $2,493 related to the Company’s tech transfer of its manufacturing process.

Research and development expenses for the Medical Devices segment for the year ended December 31, 2024, were $0. Research and development expenses for the Medical Devices segment for the year ended December 31, 2023, are composed of $137,025 for license fees related to the Company’s Tissue-Specific Oxygenation Sensor Technology Strategies.

Research and development expenses increased by $205,956 or 9% during the year ended December 31, 2024, compared to the same period in 2023. Increased research and development expenses were primarily driven by increased clinical development expenses related to the Company’s OTC strategies related to Stendra®.

Depreciation and amortization

Depreciation and amortization expenses for the year ended December 31, 2024, were $2,831,219, composed of $1,965,946 of depreciation and amortization expenses of our Prescription Medicines segment and $865,273 of depreciation and amortization expenses of our Medical Devices segment.

Depreciation and amortization expenses for the year ended December 31, 2023, were $3,282,967, composed of $2,285,175 of depreciation and amortization expenses of our Prescription Medicines segment and $997,792 of depreciation and amortization expenses of our Medical Devices segment.

Prescription Medicines depreciation and amortization consists primarily of the amortization of the intangible assets related to Stendra® over its estimated useful life of 10 years. This asset was deemed impaired as of December 31, 2024, as indicated below. Medical Devices depreciation and amortization primarily consists of the amortization of the intangible assets related to Timm Medical and PTV over their estimated useful life of 12 years.

Intangible Asset Impairment

During the year ended December 31, 2023, Management analyzed the Company’s intangible assets and noted that the Company’s financial results were consistent with its projections and concluded there was no triggering event. Therefore, the Company concluded that no further analysis was required during 2023.

During the year ended December 31, 2024, the Company noted that indicators of impairment of the Stendra® asset existed due to a change in business strategy as the Company is pursuing the development of a proprietary integrated technology solutions platform (the “platform”) containing two components (i) SaaS, designed to assist pharmaceutical companies in operationalizing and commercializing an Rx-to-OTC switch as an element in the development of an ACNU Product, and (ii) a potential Software as a Medical Device (“SaMD”) component. As a result, the Company recorded an impairment of the Stendra® asset of approximately $3.0 million on the consolidated statement of operations for the year ended December 31, 2024.

API Asset Impairment

During the year ended December 31, 2024, the Company noted that indicators of impairment existed for its API assets due to a change in business strategy as the Company is pursuing the development of a proprietary integrated technology solutions platform (the “platform”) containing two components (i) SaaS, designed to assist pharmaceutical companies in operationalizing and commercializing an Rx-to-OTC switch as an element in the development of an ACNU Product, and (ii) a potential Software as a Medical Device (“SaMD”) component. The Company recorded an impairment of approximately $4.4 million on the consolidated statement of operations for the year ended December 31, 2024.

Change in Fair Value of Derivative Liability

For the year ended December 31, 2024, and December 31, 2023, the Company recorded a gain of $3.6 million and $2.6 million, respectively, for the change in fair value of the derivative liability. The gains in 2024 and 2023 related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the Private Placement.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2024, and December 31, 2023, respectively, the Company recorded a gain of $0 and $14.0 million for the change in fair value of the warrant liability. The gain related to the decrease in the fair value of warrants issued in the Private Placement which were classified as liabilities in accordance with ASC 815. In addition, as of December 31, 2023, the warrant liability was reclassified to permanent equity based upon the modification of the warrant.

Interest Income

Interest income for the year ended December 31, 2024, and December 31, 2023, was $371,769 and $515,311, respectively. Petros invested its cash in money market securities.

Interest Expense, Promissory Note

In January 2022, the Company executed a promissory note in favor of Vivus with a principal amount of $10,201,758 in connection with the Vivus Settlement Agreement. Interest expense, promissory note for the year ended December 31, 2024, and December 31, 2023, was $560,909 and $536,138, respectively.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2024, was $0 compared to income tax of $0 for the year ended December 31, 2023.

Loss on issuance of Series A Preferred Stock

As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, for twelve months December 31, 2023, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of preferred stock of $11,088,997 million, which is included in other income (expense) in the consolidated statement of operations. No similar losses were recognized during the twelve months ended December 31, 2024, as no issuances of this nature occurred.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $3,709,971 at December 31, 2024, compared to $13,336,975 at December 31, 2023.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2024, we had cash of $3.7 million, negative working capital of $10.7 million, and an accumulated deficit of $113.2 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758, net of a prepayment of $900,000. The terms of this promissory note are discussed in the section titled “Vivus Settlement Agreement, Promissory Note and the Security Agreement” above.

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

Metuchen ABC

In order to satisfy the Obligations, on March 31, 2025, the Board determined and approved that it is advisable and in the best interests of the Company and the Company’s stockholders to effect assignment of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical Technologies, Inc. and Pos-T-Vac, LLC for the benefit of Metuchen’s creditors. In accordance with state law, the Company expects Metuchen to assign all of its right, title, interest in, and custody and control of Metuchen’s property to a special purpose vehicle that will be managed by a third-party fiduciary. Upon the completion of the Assignment, the Assignee will have sole control over the Metuchen Assets and Metuchen will no longer operate its business or control the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which is commenced by Metuchen entering a contractual assignment for the benefit of creditors that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the Metuchen Assets. The Assignee is then expected to liquidate the property through an auction sale and distribute the proceeds to Metuchen’s creditors according to their respective priorities at law to satisfy Metuchen’s obligations, including the Obligations, in accordance with the rules and regulations of the State of California. If any proceeds remain after all of Metuchen’s obligations, including the Obligations, and costs associated with the liquidation process have been satisfied, any remaining proceeds will be distributed to Metuchen’s equity holder, which is the Company.

Pursuant to that certain letter agreement, dated as of March 31, 2025, by and between Metuchen and Sherwood, Sherwood agreed to provide certain consulting and advisory services in connection with the ABC, including in connection with the sale process and budgeting and planning process. In consideration for the Services, Metuchen has agreed to pay a fee to Sherwood equal to $60,000 and a cash fee equal to 9% of the gross proceeds of the sale of the Metuchen Assets and has agreed to reimburse Sherwood for certain reasonable out of pocket expenses.

February 2025 Public Offering

On February 17, 2025, the Company entered into a securities purchase agreement (the “Public Offering Purchase Agreement”) with certain institutional and accredited investors for the issuance and sale, in a best efforts public offering (the “Public Offering”), of (i) 13,950,012 units (the “Units”), each Unit consisting of one share (the “Shares”) of the Company’s Common Stock, one Series A Warrant (the “Series A Warrants”) to purchase 0.25 share of Common Stock (the “Series A Warrant Shares”) and one Series B Warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Series Warrants”) to purchase one shares of Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Series Warrant Shares”) and (ii) 26,049,988 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”), one Series A Warrant and one Series B Warrant. The public offering price was $0.24 per Unit and $0.2399 per Pre-Funded Unit. The Offering closed on February 19, 2025. The exercise price of each of the Series A Warrants and the Series B Warrants is $0.48 per share of Common Stock.

The exercisability of the Series Warrants will be available only upon receipt of such stockholder approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market LLC, including, but not limited to, with respect to (i) the issuance of all of the shares of Common Stock issuable upon exercise the Series Warrants in accordance with their terms (including adjustment provisions set forth therein), and (ii) to consent to any adjustment to the exercise price or number of shares of Common Stock underlying the Series Warrants in the event of a Share Combination Event and Dilutive Issuance, each as defined in the Series Warrants (collectively, the “Warrant Stockholder Approval”). The Company has agreed to use its reasonable best efforts to obtain such approval within 60 days from the closing of the Public Offering, and agreed to cause an additional stockholder meeting to be held every 90 days thereafter until such Warrant Stockholder Approval is obtained.

Subject to certain limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share any time until all of the Pre-Funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Series Warrants or the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or at the election of the holder of the Series Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series Warrants or the Pre-Funded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation pursuant to the Series Warrants, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

Dawson James Securities, Inc. (“Dawson”) acted as the Company’s exclusive placement agent in connection with the Public Offering, pursuant to that certain engagement letter, dated as of January 24, 2025, between the Company and Dawson (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company agreed to pay Dawson a cash fee equal to 8.0% of the aggregate gross proceeds of the Public Offering and reimbursed certain expenses and legal fees.

The aggregate gross proceeds from the Public Offering are approximately $9.6 million before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

July 2023 Private Placement

On July 13, 2023, we entered into the Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Preferred Stock initially convertible into up to 6,666,668 shares of our Common Stock at an initial conversion price of $2.25 per share and (ii) Warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock at an initial exercise price of $2.25 per share. Pursuant to the terms of the Certificate of Designations and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of December 31, 2024, and 2023, the Conversion Price and the exercise price of the Warrants was equal to $2.25 per share.

The Private Placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The closing of the Private Placement occurred on July 17, 2023. The aggregate gross proceeds from the Private Placement was approximately $15 million. We used the net proceeds from the Private Placement for general corporate purposes.

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

Series A Preferred Stock

The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations. The Series A Preferred Stock is convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). In connection with the Public Offering, in February 2025, (i) the conversion price of the Series A Preferred Stock was adjusted to $0.24 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $0.24 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 67,500,027 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

Pursuant to the Certificate of Designations and prior to the November 2024 Certificate of Amendment (as defined below) and the January 2025 Certificate of Amendment (as defined below), we were initially required to redeem the Series A Preferred Stock in 13 equal monthly installments, which commenced on November 1, 2023.

On November 13, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations, by filing a Certificate of Amendment with the Secretary of State of the State of Delaware (the “November 2024 Certificate of Amendment”), (ii) defer any payment amounts that have accrued and that are unpaid as of November 13, 2024, pursuant to the Certificate of Designations, to January 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts (the “November 2024 Certificate of Amendment”). The November 2024 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to January 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), and (iii) adds an additional restrictive covenant to the Certificate of Designations requiring the Company from November 13, 2024 until January 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $1,500,000. The November 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of November 13, 2024.

On January 23, 2025, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations (the “January 2025 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of January 23, 2025, pursuant to the Certificate of Designations, to February 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The January 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to February 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), (iii) amends the restrictive covenant to the Certificate of Designations requiring the Company from January 15, 2025 until February 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $500,000, and (iv) amends the restrictive covenant relating to the change in nature of the Company’s business, such that such covenant does not apply to the Company’s change in sales strategy related to the Company’s Stendra® avanafil and product development strategy as it relates to the development and commercialization of a proprietary platform focused on prescription medication to over-the-counter switch solutions. The January 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of January 24, 2025.

On March 30, 2025, the Company entered into an Amendment Agreement (the “March 2025 Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations (the “March 2025 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of the date of the March 2025 Amendment Agreement, pursuant to the Certificate of Designations, to July 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The March 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to July 15, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations). The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

The amortization payments due upon redemptions are payable, at our election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) $0.396 or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. We may require holders to convert their Series A Preferred Stock into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable, at our option, in cash or shares of Common Stock, or in a combination thereof, in accordance with the terms of the Certificate of Designations. On September 29, 2023, we filed an amendment to the Certificate of Designations with the Secretary of State for the State of Delaware, pursuant to which the terms of the Series A Preferred Stock were amended to permit certain additional procedures for the payment of redemptions and conversions. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 15% per annum. In connection with a Triggering Event, each holder of Series A Preferred Stock will be able to require us to redeem in cash any or all of the holder’s Series A Preferred Stock at a premium set forth in the Certificate of Designations. Upon conversion or redemption, the holders of the Series A Preferred Stock are also entitled to receive a dividend make-whole payment.

The event of default under the Settlement Agreement and the Security Agreement with Vivus existing and continuing by virtue of Metuchen’s failure to pay the Installment (as defined in the Promissory Note) that was due October 1, 2024, constitutes a Triggering Event pursuant to the terms of the Certificate of Designations. As a result, the dividend rate of the Series A Preferred Stock was automatically increased to 15% per annum beginning on October 1, 2024.

On October 11, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations) pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, by filing a Certificate of Amendment with the Secretary of State of the State of Delaware (“October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be determined by dividing the Stated Value (as defined in the Certificate of Designations) by a conversion price equal to $2.25 per share, which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the purchase agreement executed in connection with the issuance of the Series A Preferred Stock, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 11, 2024.

During December 2023, the Company issued as equity awards, shares of Common Stock and options to purchase shares of Common Stock representing an aggregate of 348,711 shares of Common Stock and shares of Common Stock issuable upon exercise of the options to certain directors, officers, and employees of the Company, representing an aggregate number of shares of Common Stock in excess of 5% of the shares of Common Stock issued and outstanding immediately prior to the date of the Purchase Agreement (the “December Issuances”). On March 21, 2024, the Company entered into an Omnibus Waiver and Amendment (the “Waiver and Amendment”) with the Investors, effective as of December 31, 2023. The Waiver and Amendment provides that the December Issuances are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement) and waives the applicability of certain other provisions of the Transaction Documents with respect to such grants.

As of March 22, 2025, we have redeemed, converted or accrued for redemption of all 15,000 shares of Series A Preferred Stock and issued 8,689,802 shares of Common Stock pursuant to the terms of the Certificate of Designations.

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

On March 21, 2024, we entered into the Waiver and Amendment with the Investors in the Private Placement, effective as of December 31, 2023. The Waiver and Amendment, among other things, amended certain terms of the Warrants relating to the rights of the holders of the Warrants to provide that, in the event of a Fundamental Transaction (as defined in the Warrants) that is not within our control, including not approved by our Board of Directors, the holder of a Warrant shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of such Warrant, that is being offered and paid to the holders of our Common Stock in connection with the Fundamental Transaction.

In connection with the Public Offering, in February 2025, (i) the conversion price of the Series A Preferred Stock was adjusted to $0.24 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $0.24 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 67,500,027 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

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

Debt

Vivus Note

As noted above, in January 2022, the Company executed the Note in favor of Vivus with a principal amount of $10,201,758 as part of the settlement. For more information, see the section above titled “Vivus Settlement Agreement, Promissory Note and the Security Agreement.”

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024, and 2023:

	For the Years Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(2,603,051)	$(7,626,529)
Net cash used in investing activities	(24,587)	—
Net cash provided by/(used in) financing activities	(6,999,366)	11,537,240
Net increase (decrease) in cash	$(9,627,004)	$3,910,711

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024, was $2,603,051, which primarily reflected our net loss of $14,318,790. Adjustments to reconcile net loss to net cash provided by operating activities of $7,189,008 consisting primarily of depreciation and amortization, intangible asset and API asset impairments and changes in operating assets and liabilities of $4,526,731.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024, was $24,587 for the purchase of office equipment for use in the Medical Device segment.

Net cash used in investing activities for the year ended December 31, 2023, was $0.

Cash Flows from Financing Activities

Net cash used in financing activities was $6,999,366 for the year ended December 31, 2024, consisting of redemptions of Series A Preferred Stock equal to $6,234,087 and principal payments of the Note equal to $765,279.

Net cash provided by financing activities was $11,537,240 for the year ended December 31, 2023, consisting of proceeds from the Private Placement.

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

The Company defines Adjusted EBITDA as net income (loss) adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) income taxes, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance or that are non-recurring in nature. For example, Adjusted EBITDA:

●	does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, the Company’s working capital needs;
●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
●	does not reflect payments related to income taxes, if applicable.

The following table presents a reconciliation of Net loss to Adjusted EBITDA for the years ended December 31, 2024, and 2023.

	For the Year Ended
	December 31,
	2024	2023
Net Loss	$(14,318,790)	$(8,163,188)
Interest income	(371,769)	(515,311)
Interest expense, promissory note	560,909	536,138
Depreciation and amortization expense	2,831,219	3,282,967
EBITDA	(11,298,431)	(4,859,394)
Stock based compensation	197,215	417,230
Intangible asset impairment	2,966,760	—
API asset impairment	4,416,862	—
Change in fair value of derivative liability	(3,550,000)	(2,590,000)
Change in fair value of warrant liability	—	(13,974,000)
Loss on issuance of Series A Preferred Stock	—	11,088,997
Adjusted EBITDA	$(7,267,594)	$(9,917,167)

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

The following table presents a reconciliation of net sales to gross billings for the years ended December 31, 2024, and 2023.

	For the Year Ended
	December 31,
	2024	2023
Net Sales	$5,112,043	$5,822,388
Product Returns	1,788,978	3,381,694
Contract Rebates	862,354	1,451,441
Chargebacks	207,943	157,877
Cash Discounts	117,142	157,568
Distribution Service Fees	904,933	879,780
Coupon Redemptions	381,562	1,275,701
Gross Billings	$9,374,955	$13,126,449

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended December 31, 2024, and December 31, 2023, are included beginning on Page F-1 immediately following the signature page to this Annual Report. See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Annual Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2024, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles (“GAAP”) as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

The material weaknesses resulted in misstatements that were identified and corrected prior to the issuance of the consolidated financial statements and there were no changes to previously released financial results.

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

Changes in Internal Control Over Financial Reporting

There were remediation efforts to improve our internal control over financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These remediation efforts primarily consist of improved adherence to existing internal controls.

Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules.

ITEM 9B.OTHER INFORMATION

Metuchen ABC

In order to satisfy the Obligations, on March 31, 2025, the Board determined and approved that it is advisable and in the best interests of the Company and the Company’s stockholders to effect assignment of the Metuchen Assets for the benefit of Metuchen’s creditors. In accordance with state law, the Company expects Metuchen to assign all of its right, title, interest in, and custody and control of Metuchen’s property to a special purpose vehicle that will be managed by a third-party fiduciary. Upon the completion of the Assignment, the Assignee will have sole control over the Metuchen Assets and Metuchen will no longer operate its business or control the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which is commenced by Metuchen entering a contractual assignment for the benefit of creditors that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the Metuchen Assets. The Assignee is then expected to liquidate the property through an auction sale and distribute the proceeds to Metuchen’s creditors according to their respective priorities at law to satisfy Metuchen’s obligations, including the Obligations, in accordance with the rules and regulations of the State of California. If any proceeds remain after all of Metuchen’s obligations, including the Obligations, and costs associated with the liquidation process have been satisfied, any remaining proceeds will be distributed to Metuchen’s equity holder, which is the Company.

Pursuant to that certain letter agreement, dated as of March 31, 2025, by and between Metuchen and Sherwood, Sherwood agreed to provide certain consulting and advisory services in connection with the ABC, including in connection with the sale process and budgeting and planning process. In consideration for the Services, Metuchen has agreed to pay a fee to Sherwood equal to $60,000 and a cash fee equal to 9% of the gross proceeds of the sale of the Metuchen Assets and has agreed to reimburse Sherwood for certain reasonable out of pocket expenses.

Series A Preferred Stock

On March 30, 2025, the Company entered into an Amendment Agreement (the “March 2025 Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing the March 2025 Certificate of Amendment with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of the date of the

March 2025 Amendment Agreement, pursuant to the Certificate of Designations, to July 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The March 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to July 15, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations). The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

Nasdaq Continued Listing Requirements

As previously disclosed, on May 15, 2024, Petros Pharmaceuticals, Inc. a Delaware corporation (the “Company”), received a letter (the “May 2024 Letter”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that,  based upon the closing bid price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for the 30 consecutive trading days prior to the date of the May 2024 Letter, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Listing Rule”). The May 2024 Letter also indicated that the Company had a compliance period of 180 calendar days, or until November 11, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On November 12, 2024, the Company received a letter from the Staff notifying the Company that it was eligible for an additional 180 calendar day period through May 12, 2025, to regain compliance (the “Compliance Period”).

On March 26, 2025, the Company received a letter (the “March 2025 Letter”) from the Staff notifying the Company that the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Bid Price Listing Rule”). On March 31, 2025, the Company timely requested an appeal of Nasdaq’s determination to delist the Company’s Common Stock on April 4, 2025, as a result of the Low Bid Price Listing Rule, which automatically stayed the delisting action, pending such hearing by the Nasdaq Hearings Panel. Accordingly, the March 2025 Letter from the Staff has no immediate effect on the listing of the Company’s Common Stock at this time. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “PTPI.”

At the hearing, the Company intends to submit a plan to regain compliance with the Bid Price Listing Rule. On March 18, 2025, the Company filed a Definitive Proxy Statement on Schedule 14A in connection with the Company’s Special Meeting of Stockholders to be held on April 10, 2025, to approve certain proposals, including approval of a reverse stock split of the Company’s Common Stock to increase the per share market price of the Company’s Common Stock to meet the Bid Price Listing Rule. Nevertheless, the Company cannot assure you that such proposal will be approved by Nasdaq.

No assurances can be provided that the Company will obtain a favorable decision from the Hearings Panel, and/or that the Company will be able to regain or maintain compliance with the Nasdaq listing rules.

Share repurchases

During the year ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Petros Board of Directors (the “Board”) is currently composed of three members of the Board (each, a “Director”). Under the amended and restated Bylaws of the Company, the number of Directors will be fixed from time to time by resolution of the Board or the stockholders at an annual meeting of the stockholders, and Directors serve until the next annual election and their successors are duly elected and qualified, or until their earlier resignation, removal or death.

Below is a list of the names, ages as of March 31, 2025, and positions of the individuals who currently serve as our Directors.

Name	Age	Position
Joshua N. Silverman	54	Chairman of the Board
Bruce T. Bernstein	60	Director
Wayne R. Walker	65	Director

Director Biographies

Information concerning our Directors is set forth below. The biographical description of each Director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a Director.

Joshua N. Silverman — Mr. Silverman joined Petros as a Director and Vice Chairman of the Board in December 2020 and currently serves as the Company’s Chairman of the Board since 2024. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman has also served as Interim Chairman, Interim Chief Executive Officer and Interim President of PharmaCyte Biotech, Inc. (Nasdaq: PMCB) since October 2022 and as a director since August 2022. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies to solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. In addition to Synaptogenix, Mr. Silverman has served as a director and acting Chief Executive Officer of AYRO, Inc. (Nasdaq: AYRO) since 2020; as Interim Chief Executive Officer, Interim President and Interim Chairman of PharmaCyte Biotech, Inc. (Nasdaq: PMCB); as director of MYMD Pharmaceuticals, Inc. (Nasdaq: MYMD) since September 2018. He previously served as a director of Marker Therapeutics, Inc. from 2016 until 2018 and Protagenic Therapeutics, Inc. from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

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

Executive Officers

Below is a list of the names, ages as of March 31, 2025, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Fady Boctor, MBA	47	President and Chief Commercial Officer
Mitchell Arnold, MBA	61	Vice President of Finance and Chief Accounting Officer

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

Joshua N. Silverman

Bruce T. Bernstein

Wayne R. Walker

Board Committees

Our Board has established three committees, each of which is composed solely of independent directors:

●	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Silverman and Mr. Walker.
●	The Compensation Committee consists of Mr. Silverman, as Chairman, Mr. Bernstein and Mr. Walker.
●	The Nominating and Corporate Governance Committee consists of Mr. Walker, as Chairman, and Mr. Bernstein.

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

Our Audit Committee provides oversight of our accounting and financial reporting process, the audit of our consolidated financial statements and our internal control function. Among other matters, the Audit Committee is responsible for the following:

●	appointment, compensation,retention and oversight the independent auditor’s services to the Company;
●	reviewing the scope of the annual audit and non-audit services of the independent auditor;
●	reviewing and discussing with management and the independent auditor the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports filed with the SEC;

●	evaluating the independence of the independent auditors;
●	evaluating and discussing with management the adequacy and effectiveness of the Company’s accounting and internal control policies and procedures;
●	reviewing our risk assessment and risk management processes; and
●	establishing and overseeing procedures for receiving, retaining and the treatment of complaints received by us regarding accounting, internal accounting controls or audit matters.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in, among other things; (i) identifying individuals qualified to become members of the Board with the goal of ensuring that the Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds; (ii) annually reviewing the Board’s committee structure; (iii) recommending that the Board select director nominees for election to the Board at the next annual meeting of stockholders or to fill any vacancy that occurs on the Board or any Board Committee; (iv) reviewing management development and succession plans for the executive officers and their direct reports; (v) overseeing the annual self-evaluations of the Board; (vi) developing and maintaining the Company’s corporate governance policies and practices, including identifying best practices; and (vii) reviewing and reassessing the Nominating and Corporate Governance Committee charter.

Nomination and Election of Directors

The Nominating and Corporate Governance Committee identifies and recommends to the Board the requisite skills and characteristics of individuals qualified to serve as members of the Board and recommends to the Board the director nominees for each annual meeting of stockholders. Both the Nominating and Corporate Governance Committee and the Board seek the talents and backgrounds that would be most helpful to Petros in selecting director nominees. The Board believes diversity of background provides for a variety of points of view, improves the quality of dialogue, and contributes to a more effective decision-making process. The Board also monitors the mix of specific experience, qualifications and skills of its directors in order to assure that the Board, as a whole, has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure.

The Nominating and Corporate Governance Committee has adopted a formal policy regarding stockholder recommendations of director nominees, available in the “Investor Relations” section on our website at http://www.petrospharma.com/investors. The Nominating and Corporate Governance Committee considers any timely submitted and qualified director candidates recommended by any security holder entitled to vote in an election of Directors. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee must do so by delivering a written recommendation to the Nominating and Corporation Governance Committee c/o Petros Pharmaceuticals, Inc., 1185 Avenue of the Americas, Third Floor, New York, New York 10036. The submission must set forth: (1) the name and address of the stockholder on whose behalf the submission is made; (2) the number and class of shares of the Company that are owned beneficially by such stockholder as of the date of the submission; (3) the name and address of the proposed candidate; and (4) the resume of the proposed candidate. The Nominating and Corporate Governance Committee evaluates all potential director nominees using the same criteria, regardless of the source of the nominee. Consistent with our core values and beliefs, our Board appreciates the value of diversity in all aspects of the Company, including at the Board level.

Pursuant to our By-Laws, nominations of persons for election to the Board at an annual meeting or at any special meeting of stockholders for the purpose of electing directors may be made by or at the direction of the by or at the direction of the Board (or any duly authorized committee thereof) or the Chairman of by the Board, or by any stockholder of record entitled to vote for the election of directors at the meeting who complies with the following notice procedures. Such nominations, other than those made by, or at the direction of, or under the authority of the Board, shall be made pursuant to timely notice in writing to the Secretary of the Company by a stockholder of record at such time. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Company (a) in the case of an annual meeting, not less than 90 nor more than 120 days prior to the one-year anniversary of the date of the annual meeting of the previous year; provided, however, that if the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders for the purpose of electing directors, not less than ninety (90) nor more than one hundred twenty (120) days prior to such special meeting, provided, however, that in the event that the special meeting is called for on a date that is less than ninety (90) days prior to the special meeting, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which the first public announcement of the date of the special meeting was made or the notice of the special meeting was mailed, whichever first occurs. Such stockholder’s notice to the Secretary must set forth as to each stockholder providing the notice of the nomination proposed to be made at the meeting, beneficial owner or beneficial owners, if different, on whose behalf the notice of the nomination proposed to be made at the meeting is made, and any affiliate or associate of such stockholder or beneficial owner, (i) the name, age, nationality, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company, if any, which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Securities and Exchange Act or other applicable law. The chair of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures, and the defective nomination will be disregarded.

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

Insider Trading Policy

We have an insider trading policy that prohibits our directors, executive officers, employees, independent contractors, consultants and their respective family members from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees and their respective family members from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Financial Officer. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2024 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Summary Compensation Table

The following table shows compensation awarded to, paid to or earned by, (1) Petros’ principal executive officer, (2) Petros’ most highly compensated executive officer other than the principal executive officer and (3) up to two individuals who would have qualified as one of Petros’ two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year; during the fiscal years ended December 31, 2024 and 2023.

						Non-equity
						Incentive Plan
				Stock	Option	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Awards ($) (2)	($)	Compensation ($) (3)	Total ($)
Fady Boctor	2024	332,500	350,000	—	—	—	57,961	740,461
President and Chief Commercial Officer	2023	350,000	280,000	70,000	123,125	—	51,971	875,096

Mitchell Arnold	2024	274,313	111,250	—	—	—	52,729	438,292
Vice President of Finance and Chief Accounting Officer	2023	288,750	115,500	—	22,578	—	61,425	488,253
(1)	Mr. Boctor received a stock award with the number of shares of Common Stock equal to an aggregate value of $70,000 as of December 21, 2023.
(2)	For awards of stock options, the aggregate grant date fair value is computed based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date.
(3)

Amounts in this column reflect 401(k) contributions and insurance premiums (life, long term disability, short term disability, health, dental, and vision). For 2024, this represents: for Mr. Boctor, $10,350 for contributions under Metuchen’s 401(k) plan and $47,611 of insurance premiums; and for Mr. Arnold, $10,350 for contributions under Metuchen’s 401(k) plan and $42,379 of insurance premiums. For 2023, this represents: for Mr. Boctor, $6,584 for contributions under Metuchen’s 401(k) plan and $45,387 of insurance premiums; and for Mr. Arnold, $9,900 for contributions under Metuchen’s 401(k) plan and $51,525 of insurance premiums.

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

On October 16, 2024, the Company entered into an amendment to the Employment Offer Letter (the “Offer Letter Amendment”), which, among other things, (i) allows Mr. Boctor to engage in other consulting or employment activities for direct or indirect remuneration, so long as such engagement or service does not create a conflict of interest with, or interfere with the performance of, his duties under the Employment Offer Letter or conflict with any covenants with the Company; (ii) amends the term of the Offer Letter, such that the Offer Letter terminated on December 31, 2024; and (iii) adjusts Boctor’s base salary from an annual rate of $350,000 to an annual rate of $280,000, effective as of October 16, 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2024.

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

On February 10, 2025, the Company amended the 2020 Plan to remove certain individual limitations on the number of stock options, stock appreciation rights, shares of restricted stock and restricted stock units that could be awarded to an employee participant in any fiscal year pursuant to Section 4(d) of the 2020 Plan.

As of March 31, 2025, we had 102,191 shares of Common Stock available for future issuance under the 2020 Plan.

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

Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions and Petros may make contributions up to six percent (6%) of the participant’s compensation, subject to certain statutory limits.

Petros also contributes to medical, disability and other standard insurance plans for its employees.

Director Compensation Program

The following table presents the total compensation for each person who served as a member of our Board during the fiscal year ended December 31, 2024. Other than set forth in the table and described more below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in 2024.

				Non-equity
	Fees			incentive	Nonqualified
	earned or	Stock	Option	plan	deferred	All other
	paid in	awards	awards	compensation	compensation	compensation
Name	cash ($)(1)	($)	($) (2)	($)	earnings ($)	($)	Total ($)
John D. Shulman (3)	—	—	—	—	—	—	—
Joshua N. Silverman	100,000	—	—	—	—	—	100,000
Bruce T. Bernstein	30,000	—	—	—	—	—	30,000
Gregory Bradley (4)	30,000	—	—	—	—	—	30,000
Wayne R. Walker	30,000	—	—	—	—	—	30,000
(1)Represents fees paid in cash
(2)Based upon the number of options issued times Black–Scholes value.
(3)Mr. Shulman resigned from his role as director of the Company, effective as of October 1, 2024.
(4)Mr. Bradley resigned from his role as director of the Company, effective as of October 2, 2024.

Timing of Certain Equity Awards

We do not have any policies and practices on the timing of awards of stock options or other equity grants in relation to the disclosure of material nonpublic information. The Company grants stock options based on timelines in the normal course of business independent of the occurrence of these types of events (e.g., at a pre-established dates, such as on an employee’s start date, at board of director meetings held once each year and following annual performance reviews). During the last completed fiscal year, we did not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock and did not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth additional information, as of December 31, 2024, about our Common Stock that may be issued upon the exercise of options and other rights under the 2020 Plan.

(c) Number of securities
remaining available for
	(a) Number of securities	(b) Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	420,133	$4.77	2,247,658
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	420,133	$4.77	2,247,658

N/A - Not applicable

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting securities as of March 26, 2025 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our named executive officers and directors; and (iii) by all of our executive officers and directors as a group. Unless otherwise indicated in the following table, the address for each person named in the table is: 1185 Avenue of the Americas, New York, NY 10036.

			Number of
	Number of		Shares of
	Shares of		Series A
	Common		Preferred
	Stock		Stock
	Benefically		Benefically
Name and Address of Beneficial Owner	Owned (1)	Percentage of Class (2)	Owned (1)	Percentage of Class (2)
5% Stockholders
Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B(3)	5,416,663	9.39%	—	—
Iroquois Capital Management L.L.C.(4)	5,939,283	9.99%	182.63	32.16%
Intracoastal Capital LLC(5)	2,810,545	4.99%	136.19	23.98%
Five Narrow Lane LP(6)	2,744,894	4.99%	36.90	6.50%
3i, LP(7)	2,744,894	4.99%	107.69	18.96%
Brio Capital Master Fund Ltd. (8)	2,243,582	4.02%	38.46	6.77%
V4 Global, LLC(9)	1,794,877	3.25%	30.77	5.42%
StenED, LLC(10)	2,542,546	4.54%	35.21	6.20%
Named Executive Officers and Directors
Bruce T. Bernstein(11)	392,347	*	—	—
Joshua N. Silverman(12)	1,095,238	2.04%	—	—
Wayne R. Walker(13)	242,315	*	—	—
Fady Boctor(14)	575,745	1.07%	—	—
Mitchell Arnold(15)	175,117	*	—	—
All directors and executive officers as a group (5 persons)	2,480,762	4.61%	—	—
*	represents ownership of less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.

(2) A total of 53,512,995 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 26, 2025, and 567.85 shares of Series A Preferred Stock are outstanding as of March 26, 2025.

(3) Based on certain information made available to the Company and on the Schedule 13G/A filed jointly with the SEC on February 13, 2025, by Ayrton Capital LLC (“Ayrton”), Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (“Alto”) and Waqas Khatri. Represents (i) 1,250,000 shares of Common Stock, and (ii) 4,166,663 shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of March 26, 2025, or will be exercisable within 60 days thereafter (subject to a 9.99% beneficial ownership blocker).

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

(4) Based on a Schedule 13G/A jointly filed on February 26, 2025, by Richard Abbe (“Mr. Abbe”), Kimberly Page (“Ms. Page”) and Iroquois Capital Management L.L.C. and on certain information made available to the Company. The securities reported herein are directly held by Iroquois Capital Investment Group LLC (“ICIG”) and Iroquois Master Fund, Ltd (“IMF”). Represents (i) 20,040,642 shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of March 26, 2025 or will be exercisable within 60 days thereafter (subject to a 9.99% beneficial ownership blocker), and (ii) 182.63 shares of Series A Preferred Stock, convertible into up to approximately 760,957 shares of Common Stock within 60 days of March 26, 2025 (subject to a 4.99% beneficial ownership blocker).

Iroquois Capital Management L.L.C. (“ICM”) is the investment manager of IMF. ICM has voting control and investment discretion over securities held by IMF. As Managing Members of ICM, Richard Abbe and Kimberly Page make voting and investment decisions on behalf of ICM in its capacity as investment manager to IMF. As a result of the foregoing, Mr. Abbe and Mrs. Page may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by ICM and IMF. Mr. Abbe is the managing member of ICIG. Mr. Abbe has sole voting control and investment discretion over securities held by ICIG. As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by ICIG. The address for each of IMF and ICIG is 2 Overhill Road, Suite 400, Scarsdale, NY 10583.

(5) Based on certain information made available to the Company and on the Schedule 13G/A filed jointly with the SEC on November 13, 2024, by Mitchell P. Kopin, Daniel B. Asher and Intracoastal Capital LLC (“Intracoastal”). Represents (i) 14,583,338 shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of March 26, 2025 or will be exercisable within 60 days thereafter (with certain warrants subject to a 4.99% beneficial ownership blocker), and (ii) 136.19 shares of Series A Preferred Stock, convertible into up to approximately 567,458 shares of Common Stock within 60 days of March 26, 2025 (subject to a 4.99% beneficial ownership blocker).

Mr. Kopin and Mr. Asher are each managers of Intracoastal and have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of

Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act of the securities reported herein that are held by Intracoastal Capital LLC. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483 and the principal business office of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.

(6) Based on certain information made available to the Company. Represents (i) 1,250,000 shares of Common Stock, (ii) 6,250,004 shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of March 26, 2025 or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (iii) 36.90 shares of Series A Preferred Stock, convertible into up to approximately 153,750 shares of Common Stock within 60 days of March 26, 2025 (subject to a 4.99% beneficial ownership blocker).

Messrs. Arie Rabinowitz and Joe Hammer have voting and investment control over the securities held by Five Narrow Lane LP. Five Narrow Lane LP’S address is 510 Madison Avenue, Suite 1400, New York, NY 10022.

(7)Based on certain information made available to the Company. Represents (i) 1,250,000 shares of Common Stock, (ii) 5,833,332 shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of March 26, 2025 or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (iii) 107.69 shares of Series A Preferred Stock, convertible into up to approximately 448,708 shares of Common Stock within 60 days of March 26, 2025 (subject to a 4.99% beneficial ownership blocker).

The business address of 3i, LP is 2 Wooster St. Fl 2, New York, NY 10013. 3i, LP's principal business is that of a private investor. Maier Joshua Tarlow is the manager of 3i Management, LLC, the general partner of 3i, LP, and has sole voting control and investment discretion over securities beneficially owned directly by 3i, LP and indirectly by 3i Management, LLC.

(8)Based on certain information made available to the Company. Represents (i) 2,083,332 shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of March 26, 2025 or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (ii) 38.46 shares of Series A Preferred Stock, convertible into up to approximately 160,250 shares of Common Stock within 60 days of March 26, 2025 (subject to a 4.99% beneficial ownership blocker).

Shaye Hirsch has voting and investment control over the securities held by Brio Capital Master Fund, Ltd. Brio Capital Master Fund, Ltd.’s address is 100 Merrick Road, Suite 401W, Rockville Centre, NY 11570.

(9)Based on certain information made available to the Company. Represents (i) 1,666,669 shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of March 26, 2025 or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (ii) 30.77 shares of Series A Preferred Stock, convertible into up to approximately 128,208 shares of Common Stock within 60 days of March 26, 2025 (subject to a 4.99% beneficial ownership blocker).

The securities are held by V4 Global, LLC (“V4”). Scot Cohen has voting and dispositive control with respect to the securities being offered. V4 and Scot Cohen disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. V4’s address is 445 Grand Bay Drive, Apt. P1A, Key Biscayne, FL 33149.

(10)Based on certain information made available to the Company. Represents (i) 2,395,838 shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of March 26, 2025 or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (ii) 35.21 shares of Series A Preferred Stock, convertible into up to approximately 146,708 shares of Common Stock within 60 days of March 26, 2025 (subject to a 4.99% beneficial ownership blocker).

Jonathan Schechter (“Mr. Schechter”), is the manager of StenED, LLC (“StenED”), has voting control and investment discretion over the securities reported herein that are held by StenED. As a result, Mr. Schechter may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities reported herein that are held by StenED. StenED’s address is 135 Sycamore Drive, Roslyn, NY 11576.

(11)Amount consists of (i) 8,347 shares of Common Stock, (ii) 300,000 shares of restricted shares of Common Stock, and (iii) 84,000 shares of Common Stock underlying stock options held by Mr. Bernstein that were vested as of March 26, 2025 or will vest within 60 days thereafter, and

(12)Amount consists of (i) 11,238 shares of Common Stock, (ii) 1,000,000 shares of restricted Common Stock, and (iii) 84,000 shares of Common Stock underlying stock options held by Mr. Silverman that were vested as of March 26, 2025 or will vest within 60 days thereafter.

(13)Amount consists of (i) 8,315 shares of Common Stock, (ii) 150,000 shares of restricted Common Stock, and (iii) 84,000 shares of Common Stock underlying stock options held by Mr. Walker that were vested as of March 26, 2025 or will vest within 60 days thereafter.

(14)Amount consists of (i) 76,100 shares of Common Stock underlying stock options held by Mr. Boctor that were vested as of March 26, 2025 or will vest within 60 days thereafter, (ii) 450,000 shares of restricted Common Stock, (iii) 49,645 shares of Common Stock underlying certain restricted stock units that were vested as of March 26, 2025, or will vest within 60 days thereafter.

(15)Amount consists of (i) 117 shares of Common Stock, (ii) 150,000 shares of restricted Common Stock, and (iii) 25,000 shares of Common Stock underlying stock options held by Mr. Arnold that were vested as of March 26, 2025, or will vest within 60 days thereafter.

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

In connection with the Private Placement, in July 2023, we issued to Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (“Alto”) 1,000 shares of our Series A Preferred Stock and Warrants to purchase up to 444,444 shares of Common Stock, which beneficially owned more than 5% of our voting securities, for aggregate gross proceeds of $1 million. For more information about the Private Placement, our Series A Preferred Stock, and the Warrants, see the section titled “MD&A - Liquidity and Capital Resources - July 2023 Private Placement.”

Relationship with Juggernaut Partners III GP, L.P.

JCP III AIV and METP, are prior holders of 5% or more of the issued and outstanding shares of Common Stock of the Company, collectively. JCP III GP is the sole general partner of JCP III AIV, METP and Juggernaut Capital Partners III, L.P (“JCP III”). JCP III GP Ltd is the sole general partner of JCP III GP. John D. Shulman is the sole director of JCP III GP Ltd. Mr. Shulman was a previous director of the Company and resigned from his role as director of the Company, effective as of October 1, 2024.

On November 28, 2023, the Board approved a payment to JCP III AIV of $125,000 in recognition of various management and advisory services previously provided to the Company by JCP III AIV.

Public Offering

On February 17, 2025, the Company entered into the Public Offering Purchase Agreement with certain institutional and accredited investors, including Five Narrow Lane LP (“Five Narrow”), 3i, LP (“3i), Iroquois Master Fund Ltd. (“IMF), Iroquois Capital Investment Group, LLC (“ICIG”) and Alto, each of which beneficially own 5% or more of the Company’s voting securities. Pursuant to the Public Offering Purchase Agreement, Five Narrow, 3i, IMF, Alto and ICIG each purchased in a best effort public offering, 4,166,664, 4,166,667, 6,708,334, 1,250,000 and 12,458,334 Units (or Pre-Funded Units in lieu thereof), respectively, with each such Unit (or Pre-Funded Unit in lieu thereof) consisting of one share of the Company’s Common Stock, one Series A Warrant to purchase 0.25 share of Common Stock and one Series B Warrant to purchase one shares of Common Stock. The public offering price was $0.24 per Unit and $0.2399 per Pre-Funded Unit. The Offering closed on February 19, 2025. The exercise price of each of the Series A Warrants and the Series B Warrants is $0.48 per share of Common Stock.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

The Audit Committee, effective as of January 8, 2024, appointed Marcum LLP (Auditor ID #688) (“Marcum”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2023.

Audit and Non-Audit Fees

The Company engaged Marcum from January 8, 2024, to present. The following table presents fees for professional audit services rendered by Marcum for the audit of the Company’s consolidated financial statements for the years ended December 31, 2024, and December 31, 2023.

	2024	2023
Audit fees:(1)	$349,216	$497,800
Audit related fees:(2)	—	—
Tax fees: (3)	—	20,475
All other fees	—	—
Total	$349,216	$518,275
(1)	Audit fees for 2024 and 2023 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, and services provided in connection with filing registration statements on Form S-3 in 2023 and Form S-3 in 2024.
(2)	There were no audit related or other fees.
(3)	Tax fees related to tax compliance work.

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

2.1.1

First Amendment to Agreement and Plan of Merger, dated as of July 23, 2020, by and between Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).

2.1.2

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
3.1.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 30, 2022).

3.1.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 - K filed on September 15, 2023).

3.1.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
3.2

Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2023).

3.2.1

Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2024).

3.2.2

Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10 - Q filed on November 13, 2024).

3.2.3

Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2025).

3.2.4*	Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc.
3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8- K filed on December 2, 2020).
3.3.1	Amendment to the Amended and Restated By-laws of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 15, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed on February 13, 2025).
4.1	Specimen Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
4.2*	Description of Capital Stock.
4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021).
4.4	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021).
4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).

4.7	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
4.8	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
4.9	Form of Pre - Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
10.1

Registration Rights Agreement, dated as of December 1, 2020, by and among Petros Pharmaceuticals, Inc. and JCP III SM AIV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

10.2+

License and Commercialization Agreement by and between VIVUS, Inc. and Metuchen Pharmaceuticals LLC, dated September 30, 2016 (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-4 filed on October 28, 2020).

10.3†∞

Employment Offer Letter, entered into as of February 19, 2021, by and between Petros Pharmaceuticals, Inc. and Fady Boctor Form of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with February 25, 2021).

10.3.1

Offer Letter Amendment, effective as of October 16, 2024, by and between the Company and Fady Boctor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8 - K filed with October 18, 2024).

10.4†∞	Form of Petros Pharmaceuticals, Inc. Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 25, 2021).
10.5∞+

Settlement Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).

10.6+

Promissory Note, dated January 18, 2022, by Metuchen Pharmaceuticals LLC in favor or VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).

10.7

Security Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 21, 2022).

10.8+

Amendment No. 1 to License and Commercialization Agreement, dated January 18, 2022, between Metuchen Pharmaceuticals LLC and VIVUS LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).

10.9

Technology Transfer Service Agreement, dated January 20, 2022, between Patheon Pharmaceuticals Inc., part of Thermo Fisher Scientific, and Metuchen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, filed on May 16, 2022).

10.10†

Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on December 22, 2022).

10.10.1†

First Amendment to Amended and Restated Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023).

10.10.2†

Second Amendment to Amended and Restated Petros Pharmaceuticals, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1/A filed on February 10, 2025).

10.11	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.12	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
10.13

Form of Omnibus Waiver and Amendment, dated March 21, 2024, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024).

10.14

Form of Amendment Agreement, dated October 11, 2024, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2024).

10.15

Form of Amendment Agreement, dated November 13, 2024, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 - Q filed on November 13, 2024).

10.16

Form of Amendment Agreement, dated January 23, 2025, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2025).

10.17	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1/A filed on February 10, 2025).
10.18

Form of Securities Purchase Agreement, dated February 17, 2025, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).

10.19*	Termination Agreement, dated as of March 31, 2025, by and between Vivus LLC and Metuchen Pharmaceuticals LLC.
10.20*	Form of Amendment Agreement, dated March 30, 2025, by and between Petros Pharmaceuticals, Inc. and the investors party thereto.
19.1*	Petros Pharmaceuticals, Inc. Insider Trading Policy.
21	List of Subsidiaries(incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 31,2022).
23.1*	Consent of Independent Registered Public Accounting Firm, Marcum LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
97.1	Petros Pharmaceuticals, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith
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

PETROS PHARMACEUTICALS, INC.

March 31, 2025	By:	/s/ Fady Boctor
	Name:	Fady Boctor
	Title:	President and Chief Commercial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fady Boctor	President and Chief Commercial Officer	March 31, 2025
Fady Boctor	(Principal Executive Officer)

/s/ Mitchell Arnold	Vice President of Finance	March 31, 2025
Mitchell Arnold	(Principal Financial and Accounting Officer)

/s/ Joshua N. Silverman	Chairman of the Board	March 31, 2025
Joshua N. Silverman

/s/ Bruce T. Bernstein	Director	March 31, 2025
Bruce T. Bernstein

/s/ Wayne R. Walker	Director	March 31, 2025
Wayne R. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Petros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petros Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, changes in convertible redeemable preferred stock and stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 23 to the financial statements, on March 31, 2025, the Company entered into the Vivus Termination Agreement and the Board of Directors approved actions to ultimately effect an assignment for the benefit of creditors of Metuchen Pharmaceuticals LLC. That assignment, when effective, will result in the loss of control of Metuchen Pharmaceuticals LLC and subsidiaries, and it will be deconsolidated by the Company on that effective date.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2024

Morristown, New Jersey

March 31, 2025

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,709,971	$13,336,975
Accounts receivable, net	416,076	2,226,151
Inventories	1,349,802	1,610,391
Prepaid inventory	1,649,212	1,182,899
Prepaid expenses and other current assets	169,217	2,033,980
Total current assets	7,294,278	20,390,396

Fixed assets, net	22,948	28,957
Intangible assets, net	3,204,354	8,971,737
API purchase commitment	—	4,178,446
Right of use assets	113,730	226,259
Total assets	$10,635,310	$33,795,795

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity/(Deficit)
Current liabilities:
Current portion of promissory note	$7,248,635	$1,156,550
Accounts payable	2,328,964	1,713,253
Accrued expenses	6,462,404	5,360,077
Accrued Series A Convertible Preferred payments payable	1,909,496	2,047,583
Other current liabilities	78,166	493,288
Total current liabilities	18,027,665	10,770,751

Promissory note, net of current portion	—	6,857,364
Derivative Liability	—	3,550,000
Other long-term liabilities	75,223	137,657
Total liabilities	18,102,888	21,315,772

Commitments and contingencies (see note 16)
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at December 31, 2024, and 2023, respectively; 0 and 10,022 shares issued and outstanding at December 31, 2024, and 2023, respectively.	—	408,982
Series B convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 1,000,000 and 0 shares authorized at December 31, 2024, and 2023, respectively; 0 and 0 shares issued and outstanding at December 31, 2024, and 2023, respectively.	—	—

Stockholders' Equity/(Deficit):
Common Stock (par value $0.0001 per share, 250,000,000 shares authorized at December 31, 2024, and 2023, respectively; 10,528,103 and 2,991,377 shares issued and outstanding as of December 31, 2024, and 2023, respectively)	1,053	298
Additional paid-in capital	105,739,740	110,960,324
Accumulated deficit	(113,208,371)	(98,889,581)
Total Stockholders' Equity/(Deficit)	(7,467,578)	12,071,041

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity/(Deficit)	$10,635,310	$33,795,795

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Net sales	$5,112,043	$5,822,388
Cost of goods sold	1,212,700	1,631,220
Gross profit	3,899,343	4,191,168
Operating expenses:
Selling, general and administrative	8,749,102	9,261,471
Warrant issuance costs	—	2,855,000
Research and development expense	2,615,050	2,409,094
Depreciation and amortization expense	2,831,219	3,282,967
Intangible asset impairment	2,966,760	—
API asset impairment	4,416,862	—
Total operating expenses	21,578,993	17,808,532

Loss from operations	(17,679,650)	(13,617,364)

Other income (expenses):
Change in fair value of derivative liability	3,550,000	2,590,000
Change in fair value of warrant liability	—	13,974,000
Loss on issuance of Series A Preferred Stock	—	(11,088,997)
Interest income	371,769	515,311
Interest expense, promissory note	(560,909)	(536,138)

Total other income	3,360,860	5,454,176

Net loss before income taxes	$(14,318,790)	$(8,163,188)

Provision for income taxes	—	—

Net loss	$(14,318,790)	$(8,163,188)

Preferred Stock dividend and cash premiums	(2,308,122)	(821,456)
Preferred Stock accretion	(10,170,247)	(4,829,755)

Net loss attributable to Common Stockholders	(26,797,159)	(13,814,399)
Basic and Diluted	$(3.34)	$(6.35)
Weighted average Common Stock outstanding
Basic and Diluted	8,026,038	2,176,017

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common
	Preferred	Stock	Common	Stock	Additional Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Year Ended December 31, 2024
Balance, December 31, 2023	10,022	$408,982	2,991,377	$298	$110,960,324	$(98,889,581)	$12,071,041
Stock-based compensation expense	—	—	—	—	197,215	—	197,215
Non-employee exercise of restricted stock units	—	—	459,972	47	269,953	—	270,000
Series A Preferred Stock accretion	—	10,170,247	—	—	(10,170,247)	—	(10,170,247)
Series A Preferred Stock dividends	—	1,292,916	—	—	(1,292,916)	—	(1,292,916)
Preferred Stock redemption including cash premium	(10,022)	(11,872,145)	7,076,754	708	6,790,617	—	6,791,325
Deemed dividends on Preferred Stock	—	—	—	—	(1,015,206)	—	(1,015,206)
Net loss	—	—	—	—	—	(14,318,790)	(14,318,790)
Balance, December 31, 2024	—	$—	10,528,103	$1,053	$105,739,740	$(113,208,371)	$(7,467,578)

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common
	Preferred	Stock	Common	Stock	Additional Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Year Ended December 31, 2023
Balance, December 31, 2022	—	$—	2,079,387	$208	$107,428,652	$(90,726,393)	$16,702,467
Stock-based compensation expense	—	—	49,645	5	417,225	—	417,230
Shares issued for vested RSU's	—	—	40,233	3	(3)	—	—
Issuance of Series A Preferred Stock in private placement, net of discount and transaction costs $15,000,003	15,000	—	—	—	—	—	—
Accrual of Series A Preferred Stock and dividend redemption	(2,048)	(2,047,583)	—	—	—	—	—
Series A Preferred Stock accretion	—	4,829,755	—	—	(4,829,755)	—	(4,829,755)
Series A Preferred Stock dividends	—	556,733	—	—	(556,733)	—	(556,733)
Preferred Stock redemption including cash premium	(2,930)	(2,929,923)	822,112	82	1,195,661	—	1,195,743
Deemed dividends on Preferred Stock	—	—	—	—	(264,723)	—	(264,723)
Reclass of warrant liability upon warrant modification	—	—	—	—	7,570,000	—	7,570,000
Net loss	—	—	—	—	—	(8,163,188)	(8,163,188)
Balance, December 31, 2023	10,022	$408,982	2,991,377	$298	$110,960,324	$(98,889,581)	$12,071,041

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,318,790)	$(8,163,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,831,219	3,282,967
Intangible asset impairment	2,966,760	—
Bad debt expense (recoveries)	(8,574)	28,228
Inventory and sample inventory reserve	(47,003)	(68,889)
API asset impairment	4,416,862	—
Amortization of right of use asset	112,529	132,212
Change in fair value of derivative liability	(3,550,000)	(2,590,000)
Change in fair value of warrant liability	—	(13,974,000)
Loss on issuance of Series A Preferred Stock	—	11,088,997
Noncash Warrant expense	—	1,595,000
Employee stock-based compensation	197,215	417,230
Stock issuance for services	270,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,818,649	(144,133)
Inventories	307,592	273,611
Prepaid inventory	(466,313)	(1,182,899)
Prepaid expenses and other current assets	1,626,347	215,032
Accounts payable	615,685	(93,148)
Accrued expenses	1,102,327	1,725,415
Deferred revenue	(117,238)	(164,133)
Other current liabilities	(297,884)	120,190
Other long-term liabilities	(62,434)	(125,021)
Net cash used in operating activities	(2,603,051)	(7,626,529)

Cash flows from investing activities:
Acquisition of fixed assets	(24,587)	—
Net cash used in investing activities	(24,587)	—

Cash flows from financing activities:
Payment of promissory note	(765,279)	(1,463,862)
Proceeds from Private Placement, net of transaction costs	—	15,000,003
Redemption of Series A Preferred Stock	(6,234,087)	(1,998,901)
Net cash (used in) provided by financing activities	(6,999,366)	11,537,240

Net (decrease) increase in cash	(9,627,004)	3,910,711

Cash and cash equivalents, beginning of year	13,336,975	9,426,264
Cash and cash equivalents, end of year	$3,709,971	$13,336,975

Supplemental cash flow information:
Cash paid for interest during the period	$234,721	$536,138

Noncash Items:
Noncash initial fair value of warrant liability pursuant to private placement	—	21,544,000
Noncash initial fair value of derivative liability pursuant to private placement	—	6,140,000
Noncash redemption of Series A convertible preferred stock	6,791,325	1,195,743
Accrued Series A convertible Preferred payments payable	1,909,496	2,047,583
Accretion of Series A convertible preferred stock to redemption value	10,170,247	4,829,755
Accrual of Series convertible preferred stock dividends	1,292,916	556,733
Reclass of warrant liability upon warrant modification	—	7,570,000

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    Nature of Operations, Basis of Presentation, and Liquidity

Nature of Operations and Basis of Presentation

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was incorporated in Delaware on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. Petros consists of wholly owned subsidiaries: Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV”). The Company has historically been engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which the Company licensed from Vivus, Inc. (“Vivus”). Petros also historically marketed its own line of ED products in the form of vacuum erection device products (“VEDs”) through its subsidiaries, Timm Medical and PTV, including VEDs marketed as “Osbon ErecAid” and “PosTVac.”

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally,  Timm Medical and PTV are expected to be assigned to a third-party in connection with the ABC (as defined herein) of Metuchen, and accordingly, the Company will no longer be engaged in the  marketing or selling of VEDs following the completion of the ABC process. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

Petros is pursuing the development of a proprietary integrated technology solutions platform (the “platform”) containing two components (i) SaaS, designed to assist pharmaceutical companies in operationalizing and commercializing an Rx-to-OTC switch as an element in the development of an ACNU Product, and (ii) a potential Software as a Medical Device (“SaMD”) component, which must comply with FDA governance and approval and is expected to be a consumer interface that guides the consumer in navigating appropriate self-selection or deselection, through the acquisition process of the OTC product. The Company has been working towards the development of the platform, which is currently in early development stages and is being designed to serve as a retail or online interface, with clinically established algorithmic logic qualifying the intended consumer-patient for purchase and use of an ACNU Product, while reducing subjectivity to the least possible degree and maximizing objective qualifiers to the greatest possible degree.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund the Company’s operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since the Company’s inception. As of December 31, 2024, the Company had cash of $3.7 million, negative working capital of $10.7 million, and accumulated deficit of $113.2 million. The Company’s plans include, or may include, utilizing cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement (as defined herein) in the principal amount of $10,201,758. On October 1, 2024, the Company failed to make the payment due pursuant to the Note (as defined herein) and related Security Agreement (as defined herein) in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement. As of December 31, 2024, the principal balance of the note is $7,248,635. The terms of the Note, Vivus Settlement Agreement and Security Agreement are discussed in Note 9 and Note 15. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these audited consolidated financial statements are issued.

The accompanying consolidated financial statements do not include any adjustments that might result from these uncertainties. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of the Company’s consolidated financial statements included in this annual report. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations by exploring additional ways to raise capital and increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required or that the Company will have sufficient cash to develop its platform, even after the proceeds raised in this offering.

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

On March 26, 2025, the Company received a letter (the “March 2025 Letter”) from the Staff notifying the Company that the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Bid Price Listing Rule”). On March 31, 2025, the Company timely requested an appeal of Nasdaq’s determination to delist the Company’s Common Stock on April 4, 2025, as a result of the Low Bid Price Listing Rule, which automatically stayed the delisting action, pending such hearing by the Nasdaq Hearings Panel. Accordingly, the March 2025 Letter from the Staff has no immediate effect on the listing of the Company’s Common Stock at this time. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “PTPI.”

At the hearing, the Company intends to submit a plan to regain compliance with the Bid Price Listing Rule. On March 18, 2025, the Company filed a Definitive Proxy Statement on Schedule 14A in connection with the Company’s Special Meeting of Stockholders to be held on April 10, 2025, to approve certain proposals, including approval of a reverse stock split of the Company’s Common Stock to increase the per share market price of the Company’s Common Stock to meet the Bid Price Listing Rule. Nevertheless, the Company cannot assure you that such proposal will be approved by Nasdaq. No assurances can be provided that the Company will obtain a favorable decision from the Hearings Panel, and/or that the Company will be able to regain or maintain compliance with the Nasdaq listing rules.

Metuchen ABC

On January 18, 2022, Metuchen and Vivus, Inc. (“Vivus”) entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, the Company retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the

Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note. The Company recorded the impact of this transaction, including the gain in the first quarter of 2022.

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

Under the terms of the Note, the principal amount of $10,201,758 was payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount accrued at a rate of 6% per year until the principal is repaid in full and is due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company had the option to prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event of a default under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement (the “Collateral”). The Security Agreement contains customary events of default. For the years ended December 31, 2024, and December 31, 2023, the Company paid Vivus $1.0 million and $2.0 million, respectively.

On October 1, 2024, the Company failed to make the payment due pursuant to the Note and related Security Agreement in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement. The outstanding principal amount on the Note, plus accrued and unpaid interest thereon, was $7,574,824 as of December 31, 2024. As a result of an event of default under the Settlement Agreement and the Security Agreement existing and continuing by virtue of our failure to pay the Installment (as defined in the Note) that was due October 1, 2024 (the “Vivus Event of Default”), all the obligations under the Settlement Agreement and the Security Agreement (the “Obligations”) became immediately due and payable on the date of the Foreclosure Notice (as defined below).

Pursuant to the Security Agreement, Vivus holds a security interest against the Collateral. On December 10, 2024, pursuant to a Notice of Proposal to Accept Pledged Collateral in Partial Satisfaction of Indebtedness Pursuant to Uniform Commercial Code Section 9-620 (the “Foreclosure Notice”), Vivus proposed to accept all the Collateral (save and except the Specified License Agreement (as defined in the Security Agreement); collectively, the “Foreclosed Collateral”) in partial satisfaction of the Obligations. Vivus further proposed in the Foreclosure Notice that its acceptance of the Foreclosed Collateral would only constitute satisfaction of $2,000,000 worth of the Obligations and would not include any other amounts outstanding under the Note, the Settlement Agreement, or the Security Agreement, including but not limited to (i) all interest accrued or at any time accruing thereon and (ii) all other sums recoverable by Vivus from Metuchen by virtue of the Obligations. On December 13, 2024, Metuchen accepted and agreed to the Foreclosure Notice.

In connection with the Foreclosure Notice, Metuchen and Vivus entered into that certain termination agreement, dated as of March 31, 2025, pursuant to which, the parties mutually agreed to terminate the Vivus License Agreement, effective as of March 31, 2025 (the “Vivus Termination Agreement”), subject to the survival of certain provisions as set forth therein. As a result of the Vivus Termination Agreement, Metuchen no longer has any right in or to Vivus Technology (as defined in the Vivus License Agreement in the United States of America and its territories and possessions, including Puerto Rico and U.S. military bases abroad, Canada, South America and India (the “Licensed Territory”) and Metuchen agreed to immediately cease the development, manufacturing and commercialization of Stendra® in the Licensed Territory. Metuchen further agreed to assign any trademarks incorporating the mark “Stendra®” to Vivus, subject to certain exceptions as set forth therein. In furtherance of the Foreclosure Notice, and pursuant to the Termination Agreement,

Metuchen agreed to transfer all completed inventory of Stendra® and all substantially manufactured inventory of Stendra® on hand to Vivus at Metuchen’s sole expense within 30 days of the date of the Vivus Termination Agreement.

Pursuant to the Vivus Termination Agreement, Metuchen agreed to provide transition services to Vivus, including transferring any agreements or arrangements with distributors of Stendra®, to enable the development, manufacturing and commercialization of Stendra® to proceed without disruption. Additionally, Metuchen agreed to transfer to Vivus any regulatory approvals with respect to Stendra® controlled by Metuchen or its affiliates within 30 days of the date of the Vivus Termination Agreement.

Pursuant to the Vivus Termination Agreement, Metuchen further agreed that Metuchen will retain liability for payment of all gross to net sales deductions (including returns, rebates and chargeback) of Stendra® products that were sold prior to the date of the Vivus Termination Agreement and agreed to reimburse Vivus for any such deductions charged to or otherwise borne by Vivus.

In order to satisfy the Obligations, on March 31, 2025, the Board determined and approved that it is advisable and in the best interests of the Company and the Company’s stockholders to effect assignment of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical Technologies, Inc. and Pos-T-Vac, LLC (the “Metuchen Assets”) for the benefit of Metuchen’s creditors. In accordance with state law, the Company expects Metuchen to assign (the “Assignment”) all of its right, title, interest in, and custody and control of Metuchen’s property to a special purpose vehicle that will be managed by a third-party fiduciary (the “Assignee”). Upon the completion of the Assignment, the Assignee will have sole control over the Metuchen Assets and Metuchen will no longer operate its business or control the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which is commenced by Metuchen entering a contractual assignment for the benefit of creditors that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the Metuchen Assets. The Assignee is then expected to liquidate the property through an auction sale and distribute the proceeds to Metuchen’s creditors according to their respective priorities at law to satisfy Metuchen’s obligations, including the Obligations , in accordance with the rules and regulations of the State of California. If any proceeds remain after all of Metuchen’s obligations, including the Obligations, and costs associated with the liquidation process have been satisfied, any remaining proceeds will be distributed to Metuchen’s equity holder, which is the Company (collectively, the “ABC”).

Pursuant to that certain letter agreement, dated as of March 31, 2025, by and between Metuchen and Sherwood Partners, Inc. (“Sherwood”), Sherwood agreed to provide certain consulting and advisory services in connection with the ABC, including in connection with the sale process and budgeting and planning process (the “Services”). In consideration for the Services, Metuchen has agreed to pay a fee to Sherwood equal to $60,000 and a cash fee equal to 9% of the gross proceeds of the sale of the Metuchen Assets and has agreed to reimburse Sherwood for certain reasonable out of pocket expenses.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of accounts receivable reserves, return reserves, inventory reserves, assessment of long-lived assets, including intangible asset impairment, and the valuation of the derivative liability, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

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

Segment Reporting

The Company manages its operations through two segments. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male erectile dysfunction. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. The Company’s chief operating decision maker (CODM) is its President, Chief Commercial Officer. The two segments have been identified based on the way in which financial information is regularly reviewed by the CODM to assess financial performance and allocate resources. The CODM assesses performance and decides how to allocate resources for each segment based on the net income or loss that also is reported on the consolidated statement of operations as net loss. The Company separately presents the costs associated with certain corporate functions as Corporate, primarily consisting of unallocated operating expenses including costs that were not specific to a particular segment but are general to the group, expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other income (expense), net is also not allocated to the operating segments. Research and development expenses are primarily incurred in Rx to OTC Strategy related to the prescription medication segment (see Note 19).

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

As of December 31, 2024, and 2023, the reserves for sales deductions were $5.2 million and $4.7 million, respectively. The most significant sales deductions included in this reserve relate to returns, contract rebates, and DSA fees. The Company’s estimates are based on factors such as the Company’s direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with the Company’s direct and indirect customers, and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return Stendra® and receive credit for product within six months prior to expiration date and up to one year after expiration date. The provision for returns is based upon the Company’s estimates for future Stendra® returns and historical experience. The provision of returns is part of the variable consideration recorded at the time revenue is recognized. As of December 31, 2024, and 2023, the reserves for product returns were $5.2 million and $4.2 million, respectively, and are included as a component of accrued expenses. During the years ended December 31, 2024, and December 2023, respectively, the Company recorded $1.8 million and $3.4 million of returns as a reduction of gross revenue.

Contract Rebates, Coupon Redemptions and DSA Fees

The Company establishes contracts with wholesalers, chain stores, and indirect customers that provide for rebates, sales incentives, DSA fees and other allowances. Some customers receive rebates upon attaining established sales volumes. Direct rebates are generally rebates paid to direct purchasing customers based on a percentage applied to a direct customer’s purchases from the Company, including fees paid to wholesalers under the Company’s DSAs, as described below. Indirect rebates are rebates paid to indirect customers that have purchased the Company’s products from a wholesaler under a contract with the Company.

The Company has entered into DSAs with certain of the Company’s significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by the Company, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide the Company with specific services, including the provision of periodic retail demand information and current inventory levels for the Company’s pharmaceutical products held at their warehouse locations. See Note 3. Accounts Receivable, net for further discussion of these reserves.

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

Product Returns

Consistent with industry practice, the Company maintains a return policy that generally allows its customers to return medical devices and receive credit for products within 90 days of the sale. The provision for returns is based upon the Company’s estimates for future product returns and historical experience. The Company has not made significant changes to the judgments made in applying Topic 606. As of December 31, 2024, and 2023, the reserves for product returns for medical devices were not significant.

Contract Costs

In relation to customer contracts, the Company incurs costs to fulfill a contract but does not incur costs to obtain a contract. These costs to fulfill a contract do not meet the criteria for capitalization and are expensed as incurred. As such, the Company did not have any contract assets at December 31, 2024, and 2023.

Contract Liabilities

Under Accounting Standards Codification Topic 606, Revenue Recognition, the Company recognizes revenue when its performance obligations with a customer has been satisfied. In the event it has not been satisfied, the Company records deferred revenue as a liability on the balance sheet. As of December 2024, and December 31, 2023, deferred revenue was $0 and $0.1 million, respectively.

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

In connection with the Private Placement, the Company incurred liabilities related to issued warrants and derivatives arising from embedded features that were not clearly and closely related to the host instruments. The Company estimated the fair value of the warrants and derivative liability utilizing the Black Scholes Model and a Monte Carlo Simulation approach, respectively. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. See Notes 20 and 21.

Accounts Receivable, net

The Company extends credit to its customers on an unsecured basis. Accounts receivable are recorded at the invoiced amount, net of chargebacks, distribution service fees, and cash discounts. Management determines each allowance based on historical experience along with the present knowledge of potentially uncollectible accounts. Expected credit losses are measured at amortized cost, including trade and unbilled receivables, on a collective basis, based on their similar risk characteristics. Expected credits losses are based on historical credit loss experience, review of the current aging or status of accounts receivable and current and forward-looking views from an economic and industry perspective. Receivables are written off when it is determined that amounts are uncollectible. The allowance for credit losses as of December 31, 2024, and 2023, respectively were $0.1 million. See Note 3 Accounts Receivable, net.

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

The Vivus Event of Default constitutes a Triggering Event (as defined in the Certificate of Designations) pursuant to the terms of the Certificate of Designations, which may materially and adversely affect the Company’s liquidity, financial condition and results of operations. During the year ended December 31, 2024, the Company noted that indicators of impairment existed due to a change in business strategy as the Company is pursuing the development of a proprietary integrated technology solutions platform (the “platform”) containing two components (i) SaaS, designed to assist pharmaceutical companies in operationalizing and commercializing an Rx-to-OTC switch as an element in the development of an ACNU Product, and (ii) a potential Software as a Medical Device (“SaMD”) component. As a result, the Company recorded an impairment of the Stendra® asset of approximately $3.0 million on the consolidated statement of operations for the year ended December 31, 2024. There was no impairment expense for the year ended December 31, 2023.

The Company has prepared a carrying value recoverability test for the Medical Device asset group as of December 31, 2024. Based on the analysis as of December 31, 2024, the Company determined that no intangible asset impairment occurred as the undiscounted cash flows exceeded the respective carrying values.

Fixed Assets

Fixed assets consist of furniture and fixtures. Furniture and fixtures are recorded at cost, less accumulated depreciation, and are depreciated on a straight-line basis over its estimated useful life. The Company uses an estimated useful life of 7 years for furniture and fixtures. Depreciation expense for the years ended December 31, 2024, and 2023 was $30,596 and $10,220, respectively.

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

See Note 10 Leases.

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

The Company’s option pricing model requires the input of highly subjective assumptions, including the volatility and expected term. Any changes in these highly subjective assumptions can significantly impact stock-based compensation expense. See Note 12 Stock Options.

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

Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company concluded that the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), is more akin to a debt-type instrument than an equity-type instrument, therefore certain conversion features associated with the convertible preferred stock were deemed to not be clearly and closely related to the host instrument and were bifurcated as a derivative under ASC 815. The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has therefore classified the Series A convertible preferred stock as mezzanine equity as it redeemable in monthly installments. The Company adjusts the carrying values of the convertible preferred stock by accreting the discount and accruing dividends to the state the convertible preferred stock at redemption value each reporting period.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants are classified as liabilities in accordance with ASC 815 as they could be net cash settled in the event of a Fundamental Transaction. The fair value of the warrant liability was estimated using a Black-Scholes approach (see Note 21).

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2024, and 2023, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2024, and 2023, no accrued interest or penalties are recorded in the consolidated balance sheet.

Contingencies

The Company may be subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in general and administrative expenses in the consolidated statements of operations.

Shipping Costs

The Company records the costs of shipping related to prescription medication sales in general and administrative expense in its consolidated statements of operations. There were no shipping costs for the years ended December 31, 2024, and 2023.

For the year ended December 31, 2024, container and shipping costs related to medical devices are recorded in general and administrative expense in its consolidated statements of operations. For the year ended December 31, 2023, container costs related to medical devices are recorded as revenue and subsequently deducted as a component of cost of goods sold in the consolidated statements of operations. Shipping costs related to medical devices are recorded in general and administrative expense in its consolidated statements of operations. Container and shipping costs for the years ended December 31, 2024, and 2023 were $158,662 and $136,808, respectively.

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to Common Stockholders by the weighted average number of shares of Common Stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase Common Stocks. The Company computes diluted net loss per Common Stock by dividing the net loss applicable to Common Stocks by the sum of the weighted-average number of Common Stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase Common Stocks, but such items are excluded if their effect is anti-dilutive. In accordance with ASC 260, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive during the year ended December 31, 2023. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of Common Stock for the years ended December 31, 2024, and 2023. See Note 14 Basic and Diluted Net Loss per Common Share.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the new guidance with its fiscal year beginning January 1, 2024. See Note 19 Segment Information for the impact resulting from the adoption of ASU No. 2023-07.

Accounting Pronouncements Not Yet Adopted

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

3)    Accounts Receivable, net

Accounts receivable, net is comprised of the following:

	December 31,	December 31,
	2024	2023
Gross accounts receivables	$581,452	$2,887,317
Distribution service fees	(28,775)	(398,968)
Chargebacks accrual	(497)	(2,462)
Cash discount allowances	(1,876)	(24,639)
Allowance for credit losses	(134,228)	(235,097)
Total accounts receivable, net	$416,076	$2,226,151

For the year ended December 31, 2024, gross billings to customers representing 10% or more of the Company’s total gross billings included 3 customers which represented approximately 26%, 24%, and 13% of total gross billings. For the year ended December 31, 2023, gross billings to customers representing 10% or more of the Company’s total gross billings included 3 customers which represented approximately 22%, 21%, and 17% of total gross billings.

Receivables from customers representing 10% or more of the Company’s gross accounts receivable included 3 customers at December 31, 2024, equal to 19%, 18% and 16%, respectively, of the Company’s total gross accounts receivables. Receivables from customers representing 10% or more of the Company’s gross accounts receivable included 3 customers at December 31, 2023, equal to 36%, 24% and 16%, respectively, of the Company’s total gross accounts receivables.

4)    Inventories, net

Inventory is comprised of the following:

	December 31, 2024	December 31, 2023
Raw materials	$1,263,890	$1,430,139
Finished goods	85,912	180,252
Total inventory	$1,349,802	$1,610,391

Finished goods are net of valuation reserves of $248,408 and $295,411 as of December 31, 2024, and 2023, respectively. Raw materials are net of valuation reserves of $0 as of December 31, 2024, and 2023, respectively, which is related to bulk inventory.

5)    Prepaid Inventory

Prepaid inventory is comprised of prepaid Active Pharmaceutical Ingredient (“API”) inventory. Pursuant to the Security Agreement, Vivus holds a security interest against the Company’s Stendra® API and products and the Company’s rights under the License Agreement (the “Collateral”). The prepaid inventory is included as collateral. Prepaid inventory for the years ended December 31, 2024, and 2023, was $1,649,212 and $1,182,899 respectively, which is included on the consolidated balance sheet.

6)    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2024	December 31, 2023
Prepaid insurance	$8,170	$45,664
Prepaid FDA fees	—	937,652
API purchase commitment asset (see Note 15)	—	704,729
Prepaid R&D expenses	96,450	—
Other prepaid expenses	58,065	234,459
Other current assets	6,532	111,476
Total prepaid expenses and other current assets	$169,217	$2,033,980

7)    Intangible Assets

Balance at December 31, 2022	12,244,484
Amortization expense	(3,272,747)
Balance at December 31, 2023	8,971,737
Amortization expense	(2,800,623)
Intangible Impairment	(2,966,760)
Balance at December 31, 2024	$3,204,354

The future annual amortization related to the Company’s intangible assets is as follows as of December 31, 2024:

2025	$747,516
2026	647,009
2027	560,016
2028	484,722
2029	494,719
Thereafter	270,372
Total	$3,204,354

The intangible assets held by the Company are the Timm Medical product, and PTV product and are being amortized over their estimated useful lives of 12 years, and 12 years, respectively. The carrying value of the Timm Medical product, and PTV product as of December 31, 2024, are $2.5 million and $0.7 million, respectively. The carrying value of the Stendra® product, Timm Medical product, and PTV product as of December 31, 2023, are $4.9 million, $3.2 million and $0.9 million, respectively. During the years ended December 31, 2024, and December 31, 2023, respectively, impairment losses related to the Stendra® product of $3.0 million and $0 were recorded.

8)    Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2024	December 31, 2023
Accrued product returns	$5,173,601	$4,178,176
Accrued contract rebates	32,839	128,562
Due to 3PL/Wholesalers	73,773	75,727
Accrued bonuses	—	665,184
Accrued professional fees	—	15,000
Accrued FDA PDUFA fees	315,000	—
Accrued R&D OTC	436,343	—
Accrued interest on Vivus Note (See Note 9)	326,189	—
Other accrued expenses	104,659	297,428
Total accrued expenses	$6,462,404	$5,360,077

9)    Debt

Promissory Note

In connection with the Settlement Agreement entered into with Vivus (see Note 15), Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into a Security Agreement to secure Petros’ obligations under the Note.

Under the terms of the Note, the original principal amount of $10,201,758 is payable in consecutive quarterly installments of principal and interest beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount accrues at a rate of 6% per year. The Company may prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event that the Company defaults under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. For the years ended December 31, 2024, and December 31, 2023, the Company paid Vivus $1.0 million and $2.0 million, respectively. As of December 31, 2024, and 2023, the principal balance on the Note is $7.2 million and $8.0 million, respectively.

On October 1, 2024, the Company failed to make the payment due pursuant to the Note and related Security Agreement in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement. The outstanding principal amount on the Note, plus accrued and unpaid interest thereon, was $7,574,824 as of December 31, 2024. As a result of an event of default under the Settlement Agreement and the Security Agreement existing and continuing by virtue of the Company’s failure to pay the Installment (as defined in the Note) that was due October 1, 2024, all the obligations under the Settlement Agreement and the Security Agreement (the “Obligations”) became immediately due and payable on the date of the Foreclosure Notice (as defined below).

Pursuant to the Security Agreement, Vivus holds a security interest against the Collateral. On December 10, 2024, pursuant to a Notice of Proposal to Accept Pledged Collateral in Partial Satisfaction of Indebtedness Pursuant to Uniform Commercial Code Section 9-620 (the “Foreclosure Notice”), Vivus proposed to accept all the Collateral (save and except the Specified License Agreement (as defined in the Security Agreement); collectively, the “Foreclosed Collateral”) in partial satisfaction of the Obligations. Vivus further proposed in the Foreclosure Notice that its acceptance of the Foreclosed Collateral would only constitute satisfaction of $2,000,000 worth of the Obligations and would not include any other amounts outstanding under the Note, the Settlement Agreement, or the Security Agreement, including but not limited to (i) all interest accrued or at any time accruing thereon and (ii) all other sums recoverable by Vivus from Metuchen by virtue of the Obligations. On December 13, 2024, Metuchen accepted and agreed to the Foreclosure Notice.

As a result of the foreclosure notice, all of the Company’s promissory note to Vivus became current, which is included in the current liabilities section of the Consolidated Balance Sheet as of December 31, 2024.

10)    Operating Leases

The Company has commitments under operating leases for office and warehouse space used in its operations. The Company’s leases have remaining lease terms of 2.0 years.

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

The components of lease expense consisted entirely of fixed lease costs related to operating leases. These costs were $142,748 and $179,246 for the years ended December 31, 2024, and 2023, respectively. Fixed lease costs for the years ended December 31, 2024, and 2023, respectively, were offset by sublease income of $56,000 and $84,000, respectively.

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2024	As of December 31, 2023
Operating lease ROU asset:
Other assets	$113,730	$226,259

Operating lease liability:
Other current liabilities	$62,433	$125,022
Other long-term liabilities	75,223	137,655
Total operating lease liability	$137,656	$262,677

Supplemental lease term and discount rate information related to leases was as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease terms – operating leases	2.0 years	1.7 years
Weighted-average discount rate – operating leases	17.0%	12.6%

Supplemental cash flow information related to leases was as follows:

	For the Years Ended
	December 31,
	2024	2023
Operating cash flows from operating leases	$155,242	$189,374

Future minimum lease payments under non-cancelable leases as of December 31, 2024, were as follows:

Lease Liability Maturity Analysis	Operating Leases
2025	81,107
2026	82,326
Total lease payments	163,433
Less: Imputed Interest	(25,777)
Total	$137,656

As of December 31, 2024, and 2023, the Company had no operating leases that had not yet commenced.

11)     Stockholders’ Equity/(Deficit)

On December 21, 2023, the Company approved a one-time grant under the Company’s Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Plan”) to Fady Boctor, the Company’s President and Chief Commercial Officer, of 49,645 shares of the Company’s Common Stock.

Also on December 21, 2023, the Company approved and accrued for the issuance of $200,000 of Common Stock, payable in two equal installments, with the first installment paid upon approval by the Board and the second installment six months after the first installment, to CorProminence, LLC (“CoreIR”) for services rendered pursuant to a Marketing and Consulting Agreement. The first installment of 70,922 shares was issued on February 29, 2024.

On January 5, 2024, the Company executed an advisory agreement (“Maxim Agreement”) with Maxim Group LLC (“Maxim”) that included the issuance of $10,000 of restricted shares of the Company’s Common Stock per month and issued every six months starting upon the execution of the agreement. The first installment of 6,906 restricted shares of Common Stock was issued on January 5, 2024. The second installment of 136,986 restricted shares was issued on August 13, 2024. On August 20, 2024, the Company delivered written notice of termination of the Maxim Agreement, effective September 30, 2024. Accordingly, the Maxim Agreement terminated in accordance with its terms on September 30, 2024.

12)    Stock Options and Restricted Stock Units (“RSUs”)

The Company established the 2020 Omnibus Incentive Compensation plan (the “2020 Plan”) which provides for the grants of awards to the Company’s directors, officers, employees, and consultants of 107,834. The 2020 Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards and cash-based awards. On December 22, 2021, the Company’s stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of Common Stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of Common Stock. On September 14, 2023, the Company’s stockholders approved the Third Amendment to the 2020 Plan to increase the total number of shares of Common Stock issuable under the 2020 Plan by 2,500,000 shares to a total of 2,760,000 shares of Common Stock. As of December 31, 2024, there were 2,760,000 shares authorized and 2,247,658 shares available for issuance under the 2020 Plan.

The following is a summary of stock options for the years ended December 31, 2024, and 2023:

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at December 31, 2022	59,067	$34.02	8.29	$—
Options granted	455,066	1.27	—	—
Less: options forfeited	(5,000)	(33.40)	—	—
Options outstanding at December 31, 2023	509,133	$4.75	9.46	$66
Less: options forfeited	(89,000)	(4.64)	—	—
Options outstanding at December 31, 2024	420,133	$4.77	8.48	$—
Options exercisable at December 31, 2024	365,600	$5.28	8.41	$—

The following is a summary of RSUs for the years ended December 31, 2024, and 2023:

Weighted-Average
	Number of Shares	Price
RSUs outstanding at December 31, 2022	40,238	$16.87
RSUs granted	—	—
Less: RSUs forfeited	—	—
Less: RSUs expired/cancelled	—	—
Less: RSUs vested	(40,238)	(16.87)
RSUs outstanding at December 31, 2023	—	$—
RSUs outstanding at December 31, 2024	—	$—

On April 10, 2023, the Company awarded four Directors grants totaling 156,000 options with an exercise price of $0.99 per share, vesting 100% on the one-year anniversary of the date of grant. On December 21, 2023, the Company awarded four Directors grants totaling 160,000 options which vest 100% on April 10, 2024; granted two executives and one employee options totaling 139,066 options with an exercise price of $1.41 per share, of which 84,533 options vesting immediately upon issuance and 54,533 vesting upon one executive meeting certain Company performance milestones. As of March 30, 2025, certain vested options and unvested options that vested or would otherwise would vest based on certain performance milestones to purchase an aggregate 54,533 shares of common stock were waived and/or forfeited by Mr. Boctor. The Company used the Black Scholes valuation method to determine fair value assuming the following: dividend rate of 0%, implied volatility of 107.1%, a weighted-average risk-free interest rate of 3.7%, and have a fair value of $1.01 per share.

Stock-based compensation expense recognized for the years ended December 31, 2024, and 2023, was $197,215 and $417,230, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations. As of December 31, 2024, unrecognized stock-based compensation expense (excluding performance awards) is $0.

13)    Common Stock Warrants

Pursuant to the Private Placement (see Note 20), the Company issued to investors warrants to purchase 6,666,668 shares of Common Stock, with an exercise price of $2.25 per share (subject to adjustment), for a period of five years from the date of issuance. In connection with the Private Placement, pursuant to the Engagement Letter, between the Company and the Placement Agent, the Company issued the Placement Agent warrants to purchase shares of Common Stock equal to 8% of the number of shares of Common Stock that the Preferred Shares are initially convertible into (533,333 warrant shares), with an exercise price of $2.25 per share and a five-year term (the “Placement Agent Warrants,” and, collectively the “Warrants”).

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

The following is a summary of warrants for the years ended December 31, 2024, and 2023:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding - December 31, 2022	1,004,115	$105.85	3.5	$—
Warrants issued in 2023	7,200,002	2.25	—	—
Warrants expired in 2023	(278)	(16.00)	—	—
Warrants outstanding - December 31, 2023	8,203,839	$14.93	4.3	$—
Warrants expired in 2024	(17,376)	(225.04)	—	—
Warrants abandoned in 2024	(79,642)	(101.56)	—	—
Warrants outstanding - December 31, 2024	8,106,821	$13.62	3.3	$—

14)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into Common Stock that were excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	For the Years Ended
	December 31,
	2024	2023
Stock options	420,133	509,133
RSUs	—	—
Series A Convertible Preferred Stock	—	5,985,519
Warrants	8,106,821	8,203,839
Total	8,526,954	14,698,491

15)   Marketing, Licensing and Distribution Agreements

(a)    Vivus

On September 30, 2016, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Vivus to purchase and receive a license for the commercialization and exploitation of Stendra® for a one-time fee of $70 million. The License Agreement gives the Company the right to sell Stendra® in the U.S and its territories, Canada, South America, and India. In December 2000, Vivus originally was granted the license from Mitsubishi Tanabe Pharma Corporation (“MTPC”) to develop, market, and manufacture Stendra®. Stendra® was approved by the Food and Drug Administration (“FDA”) in April 2012 to treat male erectile dysfunction.

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

On January 18, 2022, Petros and Vivus entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Petros retained approximately $7.3 million of API inventory under the Vivus Supply Agreement. In exchange for the API and reduction of current liabilities after prepayment of $900,000, Petros executed the Note in favor of Vivus in the principal amount of $10,201,758, which the Company believes approximates fair value (See Note 9).

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

On October 1, 2024, the Company failed to make the payment due pursuant to the Note and related Security Agreement in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement. The outstanding principal amount on the Note, plus accrued and unpaid interest thereon, was $7.6 million as of December 31, 2024. As a result of an event of default under the Settlement Agreement and the Security Agreement existing and continuing by virtue of the Company’s failure to pay the Installment (as defined in the Note) that was due October 1, 2024, all the obligations under the Settlement Agreement and the Security Agreement became immediately due and payable on the date of the Foreclosure Notice (as defined below).

Pursuant to the Security Agreement, Vivus holds a security interest against the Collateral. On December 10, 2024, pursuant to a Notice of Proposal to Accept Pledged Collateral in Partial Satisfaction of Indebtedness Pursuant to Uniform Commercial Code Section 9-620, Vivus proposed to accept all the Collateral (save and except the Specified License Agreement (as defined in the Security Agreement)) in partial satisfaction of the Obligations. Vivus further proposed in the Foreclosure Notice that its acceptance of the Foreclosed Collateral would only constitute satisfaction of $2,000,000 worth of the Obligations and would not include any other amounts outstanding under the Note, the Settlement Agreement, or the Security Agreement, including but not limited to (i) all interest accrued or at any time accruing thereon and (ii) all other sums recoverable by Vivus from Metuchen by virtue of the Obligations. On December 13, 2024, Metuchen accepted and agreed to the Foreclosure Notice.

API inventory is not a finished good. The Company has $1.6 million of API which is classified as prepaid inventory. The additional API inventory that the Company does not have title to was classified as API Product in either other current assets or other assets, depending on whether the Company expects to take title to the product within one year from the date of the financial statements. During the year ended December 31, 2024, the Company noted that indicators of impairment existed for its API assets due to a change in business strategy as the Company is pursuing the development of a proprietary integrated technology solutions platform (the “platform”) containing two components (i) SaaS, designed to assist pharmaceutical companies in operationalizing and commercializing an Rx-to-OTC switch as an element in the development of an ACNU Product, and (ii) a potential Software as a Medical Device (“SaMD”) component. The Company recorded an impairment of approximately $4.4 million on the consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2024, and 2023, there was $0 and $0.7 million respectively included in other current assets (see Note 6 Prepaid and Other Current Assets). As of December 31, 2024, and 2023, there was $0 and $4.2 million included as other assets on the accompanying consolidated balance sheets, respectively.

During the years ended December 31, 2024, and 2023, the Company incurred royalties to MTPC for Stendra® of $98,064 and $114,319 respectively. Royalties incurred were included in cost of goods sold in the consolidated statements of operations. As of December 31, 2024, and December 31, 2023, the Company had a receivable for royalties of $6,244 and $56,503, respectively, which is included in other current assets in prepaid expenses and other current assets (see Note 6 Prepaid and Other Current Assets).

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

16)  Commitments and Contingencies

(a)    Legal Proceedings

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, cash flows or results of operations.

17)    Income Taxes

The current and deferred income tax expense (benefit) for the years ended December 31, 2024, and 2023 is as follows:

For the Years Ended December 31,
	2024	2023
Current expense (benefit):
Federal	$—	$—
State	—	—
Total current expense (benefit)	—	—
Deferred expense (benefit):
Federal	—	—
State	—	—
Total deferred expense (benefit)	—	—
Total income tax expense (benefit)	$—	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years Ended December 31,
	2024	2023
Income at US statutory rate	21.00%	21.00%
State taxes, net of federal benefit	1.87%	3.85%
Change in Fair Value of Derivative Liability	5.21%	6.66%
Revaluation of Warrants	0.00%	35.95%
Warrant Issuance Costs	0.00%	(7.34)%
Loss on Issuance of Preferred Stock	0.00%	(28.53)%
API Asset Impairment (inventory)	(6.48)%	0.00%
Change in State Rate	(2.51)%	11.25%
Valuation allowance	(18.35)%	(43.74)%
Other	(0.74)%	0.90%
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024, and December 31, 2023, are as follows:

	For the Years Ended December 31,
	2024	2023
Accruals	$32,635	$221,841
Intangible assets	(565,286)	(737,719)
Depreciation and amortization	7,221,127	7,458,252
Expenses not currently deductible	1,196,077	982,475
Net operating loss carryforwards	11,866,778	9,475,773
Interest expense limitation	284,113	251,023
Stock-based compensation	355,498	400,813
Valuation allowance	(20,390,942)	(18,052,458)
Total deferred tax asset (liability)	$—	$—

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

The cumulative valuation allowance as of December 31, 2024, is $20.4 million, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2024, the Company’s estimated aggregate total NOLs were $52.2 million for U.S. federal purposes with an indefinite life due to regulations set forth in the Tax Cuts and Jobs Act of 2017. The future utilization of the NOLs are limited to 80% of taxable income. The Company has not completed an IRC Section 382 analysis regarding the limitation of NOL carryforwards. As of December 31, 2024, the Company’s estimated State NOLs were $30.0 million.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The Company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date and generally states implement a statute of limitations between 3 and 5 years.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which the Company operates or does business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024, the Company has not recorded any uncertain tax positions in the Company’s financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Provision enacted in the TCJA related to the capitalization for tax purposes of research and experimental expenditures became effective on January 1, 2022. This provision requires the Company to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where the research is conducted. This provision is not expected to have a material impact on the Company’s calendar year 2024 effective tax rate on a net basis or the Company’s cash paid for taxes due to the Company’s net operating loss position.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Exceptions may apply, for example, if the repurchases are less than $1,000 or issued to employees. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Management believes that this will not have a material impact on the Company’s financial statements.

18)    Defined Contribution Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Eligible employees can contribute to the defined contribution plan, subject to certain limitations, on a pre-tax basis. The Company matches up to 100% of the first 6% of each employee’s contribution and is recognized as expense in general and administrative expenses on the consolidated statement of operations. Employer contributions were $53,553 and $64,062 for the years ended December 31, 2024, and 2023, respectively.

19)    Segment Information

The Company manages its operations through two segments. The Company’s two segments, Prescription Medications and Medical Devices, focus on the treatment of male erectile dysfunction. The Prescription Medications segment consists primarily of operations related to Stendra®, which is sold generally in the United States. The Medical Devices segment consists primarily of operations related to vacuum erection devices, which are sold domestically and internationally. The Company’s chief operating decision maker (“CODM”) is its President, Chief Commercial Officer. The two segments have been identified based on the way in which financial information is regularly reviewed by the CODM to assess financial performance and allocate resources. The CODM assesses performance and decides how to allocate resources for each segment based on the net income or loss that also is reported on the consolidated statement of operations as net loss. The Company separately presents the costs associated with certain corporate functions as Corporate, primarily consisting of unallocated operating expenses including costs that were not specific to a particular segment but are general to the group, expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other income (expense), net is also not allocated to the operating segments. Research and development expenses are primarily incurred in Rx to OTC Strategy related to the prescription medication segment (Stendra®).

The Company’s results of operations by reportable segment for the year ended December 31, 2024, are summarized as follows:

	Prescription	Medical
For the Year Ended December 31, 2024	Medications	Devices	Corporate	Consolidated
Net sales	$1,961,291	$3,150,752	$—	$5,112,043
Cost of goods sold	201,798	1,010,902	—	1,212,700
Selling, general and administrative expenses
Payroll and benefits expense *	—	1,046,699	891,535	1,938,234
Professional fees *	544,050	242,154	1,756,787	2,542,991
Stock-based compensation expense *	—	—	197,215	197,215
Other selling, general and administrative expenses	1,455,313	742,251	1,873,098	4,070,662
Research and development expenses:
Clinical development expenses *	2,241,721	—	—	2,241,721
Other research and development expenses	373,329	—	—	373,329
Depreciation and amortization expense	1,965,946	865,273	—	2,831,219
Intangible asset impairment	2,966,760	—	—	2,966,760
API asset impairment	4,416,862	—	—	4,416,862
Change in fair value of derivative liability	—	—	(3,550,000)	(3,550,000)
Interest income	—	—	(371,769)	(371,769)
Interest expense, promissory note	—	—	560,909	560,909
Net loss	$(12,204,488)	$(756,527)	$(1,357,775)	$(14,318,790)

* Denotes a significant segment expense reviewed by the CODM

Other selling general and administrative expenses includes such items as: FDA program fees, insurance and taxes, board fees and investor relations and sales and marketing.

Other research and development expenses includes consulting fees and legal fees.

The Company’s results of operations by reportable segment for the year ended December 31, 2023, are summarized as follows:

	Prescription	Medical
For the Year Ended December 31, 2023	Medications	Devices	Corporate	Consolidated
Net sales	$2,286,373	$3,536,015	$—	$5,822,388
Cost of goods sold	277,490	1,353,730	—	1,631,220
Selling, general and administrative expenses
Payroll and benefits expense *	97,253	1,056,609	1,545,556	2,699,418
Professional fees *	226,898	210,092	1,837,332	2,274,322
Stock-based compensation expense *	—	—	417,230	417,230
Other selling, general and administrative expenses	995,131	618,788	2,256,582	3,870,501
Warrant issuance costs	—	—	2,855,000	2,855,000
Research and development expenses
Clinical development expenses *	1,557,358	—	—	1,557,358
Other research and development expenses	714,711	137,025	—	851,736
Depreciation and amortization expense	2,285,175	997,792	—	3,282,967
Change in fair value of derivative liability	—	—	(2,590,000)	(2,590,000)
Change in fair value of warrant liability	—	—	(13,974,000)	(13,974,000)
Interest income	—	—	(515,311)	(515,311)
Interest expense, promissory note	—	—	536,138	536,138
Loss on issuance of Series A Preferred Stock	—	—	11,088,997	11,088,997
Net loss	$(3,867,643)	$(838,021)	$(3,457,524)	$(8,163,188)

* Denotes a significant segment expense reviewed by the CODM

Other selling general and administrative expenses includes such items as: FDA program fees, insurance and taxes, board fees and investor relations and sales and marketing.

Other research and development expenses includes consulting fees and legal fees.

The following table reflects net sales by geographic region for the years ended December 31, 2024, and 2023:

	For the Years Ended
	December 31,
Net sales	2024	2023
United States	$4,042,874	$4,526,635
International	1,069,169	1,295,753
	$5,112,043	$5,822,388

No individual country other than the United States accounted for 10% or more of total sales for the year ended December 31, 2024, and 2023.

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2024, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$—	$3,204,354	$3,204,354
Total segment assets	$5,742,950	$4,892,360	$10,635,310

The Company’s assets by reportable segment and reconciliation of segment assets to consolidated assets as of December 31, 2023, are summarized as follows:

	Prescription
	Medications	Medical Devices	Consolidated
Intangible assets, net	$4,903,749	$4,067,988	$8,971,737
Total segment assets	$27,891,180	$5,904,615	$33,795,795

20)    Private Placement

On July 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and stated value of $1,000 per share (the “Series A Preferred Shares”), initially convertible into up to 6,666,668 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) at an initial conversion price of $2.25 per share and (ii) warrants to acquire up to an aggregate of 6,666,668 shares of Common Stock (the “Warrants”) at an initial exercise price of $2.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of December 31, 2024, the Conversion Price and the exercise price of the Warrants was equal to $0.24 per share.

The Private Placement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The closing of the Private Placement occurred on July 17, 2023. The aggregate net proceeds from the Private Placement were $13,740,003. The Company intends to use the net proceeds from the Private Placement for general corporate purposes.

The Company engaged Katalyst Securities LLC (the “Placement Agent”) to act as exclusive placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, the Company paid to the Placement Agent or its designees (i) a cash fee equal to 8% of the gross proceeds of the Private Placement and (ii) warrants to acquire up to an aggregate of 533,334 shares of Common Stock (the “Placement Agent Warrants”) on the same terms as the Warrants.

Transaction costs totaling $2,855,000 were incurred related to the Private Placement and consisted of $1,260,000 in cash expenses for placement agent and legal fees and $1,595,000 representing the fair value of the Placement Agent Warrants. These costs were proportionately allocated to the Series A Preferred Stock and Warrants based on the allocated gross proceeds of the instruments. Accordingly, none of the transaction costs were allocated against the carrying value of the Preferred Stock and $2,855,000 of transaction costs were immediately expensed related to the Warrants which are accounted for under ASC 480 (see Note 13).

Series A Preferred Stock

The terms of the Series A Preferred Shares are as set forth in the form of Certificate of Designations. The Series A Preferred Shares are convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $2.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

Pursuant to the Certificate of Designations, and prior to the filing of the November 2024 Certificate of Amendment (as defined below) and the January 2025 Certificate of Amendment (as defined below), the Company was required to redeem the Series A Preferred Shares in 13 equal monthly installments, commencing on November 1, 2023.

On November 13, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations, by filing a Certificate of

Amendment with the Secretary of State of the State of Delaware (the “November 2024 Certificate of Amendment”), (ii) defer any payment amounts that have accrued and that are unpaid as of November 13, 2024, pursuant to the Certificate of Designations, to January 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts (the “November 2024 Certificate of Amendment”). The November 2024 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to January 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), and (iii) adds an additional restrictive covenant to the Certificate of Designations requiring the Company from November 13, 2024 until January 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $1,500,000. The November 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of November 13, 2024.

On March 30 2025, the Company entered into an Amendment Agreement (the “March 2025 Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations (the “March 2025 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of the date of the March 2025 Amendment Agreement, pursuant to the Certificate of Designations, to July 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The March 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to July 15, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations). The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

The amortization payments due upon redemptions are payable, at the Company’s election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $0.396, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined below) or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. The Company may require holders to convert their Series A Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $6.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

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

The event of default under the Settlement Agreement and the Security Agreement with Vivus existing and continuing by virtue of Metuchen’s failure to pay the Installment (as defined in the Promissory Note) that was due October 1, 2024, constitutes a Triggering Event pursuant to the terms of the Certificate of Designations. As a result, the dividend rate of the Series A Preferred Stock was automatically increased to 15% per annum beginning on October 1, 2024.

During the year ended December 31, 2024, the Company experienced an Equity Conditions Failure in which the Company’s average stock price during the Installment Conversion Price Measuring Period (as defined in the Certificate of Designations) corresponding to the September 1, 2024, and October 1, 2024, and November 1, 2024, installments (the “Affected Installments”) was below the Floor Price (as defined in the Certificate of Designations) (the “Floor Price Condition”). As a result of the Floor Price Condition, the Company is required to redeem the Affected Installments as well as any previously deferred installment amounts at a 125% premium. Accordingly, the Company recorded an additional liability for penalty premiums totaling $697,504 (the “ECF Premiums”) as of December 31, 2024, related to the Floor Price Condition, which is included in Accrued Series A Convertible Preferred payments payable on the accompanying consolidated balance sheet, and a corresponding reduction in additional paid-in capital for the year ended December 31, 2024, which was recognized as a deemed dividend.

On October 11, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations) pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, by filing a Certificate of Amendment with the Secretary of State of the State of Delaware (“October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be determined by dividing the Stated Value (as defined in the Certificate of Designations) by a conversion price equal to $2.25 per share, which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the purchase agreement executed in connection with the issuance of the Series A Preferred Stock, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 11, 2024.

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

The Series A Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Operations. The Company estimated the $6,140,000 fair value of the bifurcated embedded derivative at issuance using a Monte Carlo simulation model, with the following inputs the fair value of the Company’s Common Stock of $3.54 on the issuance date, estimated equity volatility of 165.0%, estimated traded volume volatility of 790.0%, the time to maturity of 1.38 years, a risk free rate of 5.0%, a discounted market interest rate of 8.1%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 9.7%. The fair value of the bifurcated derivative liability was estimated utilizing the with and without method which uses the probability weighted difference between the scenarios with the derivative and the plain vanilla maturity scenario without a derivative.

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

During the year ended December 31, 2023, the Company recorded a gain of $2,590,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Consolidated Statements of Operations. The Company estimated the $3,550,000 fair value of the bifurcated embedded derivative at December 31, 2023 using a Monte Carlo simulation model, with the following inputs the fair value of the Company’s Common Stock of $1.41 on the valuation date, estimated equity volatility of 115.0%, estimated traded volume volatility of 435.0%, the time to maturity of 0.92 years, risk free rate of 4.9%, a discounted market interest rate of 14.0%, dividend rate of 8.0%, a penalty dividend rate of 15.0%, and probability of default of 10.1%.

During the year ended December 31, 2024, the Company recorded a gain of $3,550,000 related to the change in fair value of the derivative liability which is recorded in other income (expense) on the Consolidated Statement of Operations and reflects a derivative liability of $0 at December 31, 2024, as the Company had redeemed, converted, or accrued for redemption all Series A Preferred Shares as of December 31, 2024.

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

As of December 31, 2024, the Company has notified the investors of its intention to redeem the remaining installments due in cash and recorded a liability of $1,909,496 representing the cash payable to investors which includes $853,185 of the stated value of the Series A Preferred Shares, $314,998 of accrued dividends payable, and $741,313 for the cash premiums (inclusive of the ECF Premiums) which was recognized as a deemed dividend. During the year ended December 31, 2024, the Company has redeemed an aggregate 10,022 Series A Preferred Shares for cash of $6,234,087 and issued 7,076,754 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, worth $6,791,325 in relief of the accrued Series A Preferred Stock payments payable. During the year ended December 31, 2024, the Company has recognized $2,308,122 of preferred dividends which is comprised of $1,292,916 of preferred dividends at the stated dividend rate and $1,015,206 of deemed dividends for cash premium for installment redemptions.

The Company is subject to certain affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends (other than dividends pursuant to the Certificate of Designations), distributions or redemptions, and the transfer of assets, among other matters.

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

Registration Rights

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale 200% of the Conversion Shares and the Warrant Shares promptly following the Closing Date, but in no event later than 30 calendar days after the effective date of the Registration Rights Agreement, and to have such Registration Statement declared effective by the Effectiveness Date (as defined in the Registration Rights Agreement). The Company filed a registration statement on Form S-3 covering such securities, which registration statement, as amended, was declared effective on September 18, 2023. Under the Registration Rights Agreement, the Company is obligated to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement.

21)    Fair Value Measurements

The Company maintains cash in checking and money market accounts with financial institutions. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had approximately $1.0 million of cash equivalents as of December 31, 2024, and approximately $10.4 million as of December 31, 2023.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended December 31, 2024. The carrying amounts of cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2024, due to their short-term nature. The fair value of the bifurcated embedded derivative related to the convertible preferred stock was estimated using a Monte Carlo simulation model, which uses as inputs the fair value of the Company’s Common Stock and estimates for the equity volatility and traded volume volatility of the Company’s Common Stock, the time to maturity of the convertible preferred stock, the risk-free interest rate for a period that approximates the time to maturity, dividend rate, a penalty dividend rate, and the Company’s probability of default. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; the stock price and risk-free interest rate.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liability and bifurcated embedded derivatives represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31	December 31
Description	Level	2024	2023
Liabilities:
Bifurcated embedded derivative liability	3	$—	$3,550,000

The following table sets forth a summary of the change in the fair value of the warrant liability that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$—
Issuance of warrants reported at fair value	21,544,000
Change in fair value of warrant liability	(13,974,000)
Reclassification of warrant liability to equity upon amendment	(7,570,000)
Balance on December 31, 2023	—
Balance on December 31, 2024	$—

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on December 31, 2022	$—
Issuance of convertible preferred stock with bifurcated embedded derivative	6,140,000
Change in fair value of bifurcated embedded derivative	(2,590,000)
Balance on December 31, 2023	$3,550,000
Change in fair value of bifurcated embedded derivative	(3,550,000)
Balance on December 31, 2024	$—

22)    Related Party Transactions

On November 28, 2023, the Board approved a payment to JCP III AIV of $125,000 in recognition of various management and advisory services previously provided to the Company by JCP III AIV.

23)    Subsequent Events

On January 23, 2025, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations (the “January 2025 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of January 23, 2025 pursuant to the Certificate of Designations, to February 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The January 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to February 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), (iii) amends the restrictive covenant to the Certificate of Designations requiring the Company from January 15, 2025 until February 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $500,000, and (iv) amends the restrictive covenant relating to the change in nature of the Company’s business, such that such covenant does not apply to the Company’s change in sales strategy related to the Company’s Stendra® avanafil and product development strategy as it relates to the development and commercialization of a proprietary platform focused on prescription medication to over - the - counter switch solutions. The January 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of January 24, 2025.

On February 17, 2025, the Company entered into a securities purchase agreement (the “Public Offering Purchase Agreement”) with certain institutional and accredited investors for the issuance and sale, in a best efforts public offering (the “Public Offering”), of (i) 13,950,012 units (the “Units”), each Unit consisting of one share (the “Shares”) of the Company’s Common Stock, one Series A Warrant (the “Series A Warrants”) to purchase 0.25 share of Common Stock (the “Series A Warrant Shares”) and one Series B Warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Series Warrants”) to purchase one shares of Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Series Warrant Shares”) and (ii) 26,049,988 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”), one Series A Warrant and one Series B Warrant. The public offering price was $0.24 per Unit and $0.2399 per Pre-Funded Unit. The Offering closed on February 19, 2025. The exercise price of each of the Series A Warrants and the Series B Warrants is $0.48 per share of Common Stock.

In connection with the Public Offering, (i) the conversion price of the Series A Preferred Stock was adjusted to $0.24 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $0.24 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 67,500,027 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

On February 10, 2025, the Company amended the Company’s Amended and Restated 2020 Omnibus Incentive Compensation Plan to remove certain individual limitations on the number of stock options, stock appreciation rights, shares of restricted stock and restricted stock units that could be awarded to an employee participant in any fiscal year pursuant to Section 4(d) of the Plan.

On February 10, 2025, contingent on the closing of the Public Offering, the Company approved a grant to each of Joshua N. Silverman, Bruce T. Bernstein, Wayne R. Walker, Fady Boctor, Mitchell Arnold and Robert Weinstein, shares of restricted Common Stock of the Company in the amount of 1,000,000, 300,000, 150,000, 450,000, 150,000 and 150,000 shares, respectively (collectively, the “Stock

Awards”). The holder of the Stock Awards will be entitled to all of the rights of a stockholder of the Company, including the right to vote the shares and the right to receive any dividends thereon. The Stock Awards were intended to incentivize certain of the Company’s directors and officers to help achieve the successful completion of the Public Offering are subject to the terms and conditions of the Plan and the Company’s form of Restricted Stock Award Agreement.

On February 13, 2025, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware, establishing the designations, preferences, powers and rights of the shares of a new series of the Company’s preferred stock, Series B Convertible Preferred Stock, which was effective immediately on filing.

On March 30, 2025, the Company entered into the March 2025 Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of the date of the March 2025 Amendment Agreement, pursuant to the Certificate of Designations, to July 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The March 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to July 15, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations). The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025.

Metuchen ABC

In connection with the Foreclosure Notice, Metuchen and Vivus entered into that certain termination agreement, dated as of March 31, 2025, pursuant to which, the parties mutually agreed to terminate the Vivus License Agreement, effective as of March 31, 2025 (the “Vivus Termination Agreement”), subject to the survival of certain provisions as set forth therein. As a result of the Vivus Termination Agreement, Metuchen no longer has any right in or to Vivus Technology (as defined in the Vivus License Agreement in the United States of America and its territories and possessions, including Puerto Rico and U.S. military bases abroad, Canada, South America and India (the “Licensed Territory”) and Metuchen agreed to immediately cease the development, manufacturing and commercialization of Stendra® in the Licensed Territory. Metuchen further agreed to assign any trademarks incorporating the mark “Stendra®” to Vivus, subject to certain exceptions as set forth therein. In furtherance of the Foreclosure Notice, and pursuant to the Termination Agreement, Metuchen agreed to transfer all completed inventory of Stendra® and all substantially manufactured inventory of Stendra® on hand to Vivus at Metuchen’s sole expense within 30 days of the date of the Vivus Termination Agreement.

In order to satisfy the Obligations, on March 31, 2025, the Board determined and approved that it is advisable and in the best interests of the Company and the Company’s stockholders to effect assignment of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical Technologies, Inc. and Pos-T-Vac, LLC (the “Metuchen Assets”) for the benefit of Metuchen’s creditors. In accordance with state law, the Company expects Metuchen to assign (the “Assignment”) all of its right, title, interest in, and custody and control of Metuchen’s property to a special purpose vehicle that will be managed by a third-party fiduciary (the “Assignee”). Upon the completion of the Assignment, the Assignee will have sole control over the Metuchen Assets and Metuchen will no longer operate its business or control the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which is commenced by Metuchen entering a contractual assignment for the benefit of creditors that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the Metuchen Assets. The Assignee is then expected to liquidate the property through an auction sale and distribute the proceeds to Metuchen’s creditors according to their respective priorities at law to satisfy Metuchen’s obligations, including the Obligations, in accordance with the rules and regulations of the State of California. If any proceeds remain after all of Metuchen’s obligations, including the Obligations, and costs associated with the liquidation process have been satisfied, any remaining proceeds will be distributed to Metuchen’s equity holder, which is the Company (collectively, the “ABC”).

Pursuant to that certain letter agreement, dated as of March 31, 2025, by and between Metuchen and Sherwood Partners, Inc. (“Sherwood”), Sherwood agreed to provide certain consulting and advisory services in connection with the ABC, including in connection with the sale process and budgeting and planning process (the “Services”). In consideration for the Services, Metuchen has agreed to pay a fee to Sherwood equal to $60,000 and a cash fee equal to 9% of the gross proceeds of the sale of the Metuchen Assets and has agreed to reimburse Sherwood for certain reasonable out of pocket expenses.