Form 10-Q
period 2025-03-31
Petros Pharmaceuticals, Inc.
filed 2025-05-15
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 31,160,086 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize a proprietary Rx-to-OTC switch technology; Petros’ ability to comply with obligations as a public reporting company; Petros’ ability to regain and maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros’ Common Stock, par value $0.0001 per share (“Common Stock”) less attractive to investors; risks related to Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, any of its products or product candidates. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2024, and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024	4

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, and 2024	5

Unaudited Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity and Deficit for the three months ended March 31, 2025, and 2024	6

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025, and 2024	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4. Controls and Procedures.	31

PART II—OTHER INFORMATION	33

Item 1. Legal Proceedings.	33

Item 1A. Risk Factors.	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3. Defaults Upon Senior Securities.	34

Item 4. Mine Safety Disclosures.	34

Item 5. Other Information.	34

Item 6. Exhibits.	35

Signatures.	36

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,931,054	$1,718,645
Prepaid expenses and other current assets	53,405	885
Current assets held for sale	5,481,187	5,574,748
Total current assets	14,465,646	7,294,278

Non-current assets held for sale	3,139,720	3,341,032
Total assets	$17,605,366	$10,635,310

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	756,703	764,333
Accrued expenses	199,703	99,641
Accrued Series A Convertible Preferred payments payable	1,846,142	1,909,496
Warrant Liability	8,292,000	—
Current liabilities held for sale	16,037,436	15,254,195
Total current liabilities	27,131,984	18,027,665

Non-current liabilities held for sale	57,590	75,223
Total liabilities	27,189,574	18,102,888

Commitments and contingencies (see note 9)
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at March 31, 2025, and December 31, 2024, respectively; 0 and 0 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	—	—

Stockholders’ Deficit:
Series B convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 1,000,000 and 0 shares authorized at March 31, 2025, and December 31, 2024, respectively, 0 and 0 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	—	—
Common stock (par value $0.0001 per share, 250,000,000 and 250,000,000 shares authorized at March 31, 2025, and December 31, 2024, respectively; 2,052,762 and 421,124 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively)	205	42

Additional paid-in capital	105,883,980	105,740,751
Accumulated deficit	(115,468,393)	(113,208,371)
Total Stockholders’ Deficit	(9,584,208)	(7,467,578)

Total Liabilities and Stockholders’ Deficit	$17,605,366	$10,635,310

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Selling, general and administrative	1,458,349	1,502,926
Total operating expenses	1,458,349	1,502,926

Loss from continuing operations	(1,458,349)	(1,502,926)
Other income (expenses):
Warrant issuance costs	(10,420,982)	—
Change in fair value of derivative liability	—	1,734,000
Change in fair value of warrant liability	10,632,000	—
Interest income	47,790	151,819
Total other income (expenses)	258,808	1,885,819

Income (loss) before income taxes	(1,199,541)	382,893
Provision for income taxes	—	—
Income (loss) from continuing operations, net of tax	(1,199,541)	382,893

Loss from discontinued operations	(1,060,481)	(2,545,556)

Net loss	$(2,260,022)	$(2,162,663)

Preferred Stock dividend and cash premiums	(275,167)	(595,505)
Deemed dividend (Series A Preferred Warrants)	(8,355,824)	—
Preferred Stock accretion	—	(5,268,776)

Net loss from continuing operations attributable to common stockholders	$(9,830,532)	$(5,481,388)
Net loss from discontinued operations attributable to common stockholders	$(1,060,481)	$(2,545,556)
Basic and Diluted – continuing operations	$(8.46)	$(28.81)
Basic and Diluted – discontinued operations	$(0.91)	$(13.38)
Basic and Diluted	$(9.37)	$(42.19)
Weighted average common shares outstanding
Basic and Diluted	1,161,791	190,278

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND DEFICIT

(Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2025
Balance, December 31, 2024	421,124	$42	$105,740,751	$(113,208,371)	$(7,467,578)
Stock-based compensation expense	—	—	80,038	—	80,038
Common Stock and prefunded warrants issued, net of expenses	1,600,000	160	(160)	—	—
Series A Preferred Stock dividends	—	—	(275,167)	—	(275,167)
Preferred Stock redemption including cash premium	31,638	3	338,518	—	338,521
Deemed dividend (Series A Preferred Warrants)	—	—	—	—	—
Net loss	—	—	—	(2,260,022)	(2,260,022)
Balance, March 31, 2025	2,052,762	$205	$105,883,980	$(115,468,393)	$(9,584,208)

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2024
Balance, December 31, 2023	10,022	$408,982	119,655	$12	$110,960,610	$(98,889,581)	$12,071,041
Stock-based compensation expense	—	—	—	—	180,381	—	180,381
Common Stock issued for services	—	—	3,113	—	110,000	—	110,000
Accrual of Series A Preferred Stock and dividend redemption	(709)	(840,353)	—	—	—	—	—
Series A Preferred Stock accretion	—	5,268,776	—	—	(5,268,776)	—	(5,268,776)
Series A Preferred Stock dividends	—	601,120	—	—	(601,120)	—	(601,120)
Preferred Stock redemption including cash premium	(3,650)	(4,531,546)	152,506	15	5,452,086	—	5,452,101
Deemed dividends on Preferred Stock	—	—	—	—	5,615	—	5,615
Net loss	—	—	—	—	—	(2,162,663)	(2,162,663)
Balance, March 31, 2024	5,663	$906,979	275,274	$27	$110,838,796	$(101,052,244)	$9,786,579

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,260,022)	$(2,162,663)
Less: Loss from discontinued operations	(1,060,481)	(2,545,556)
Income (loss) from continuing operations	(1,199,541)	382,893
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(10,632,000)	—
Change in fair value of derivative liability	—	(1,734,000)
Warrant issuance costs	10,420,982	—
Employee stock-based compensation	80,038	180,381
Stock issued for services	—	110,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(52,520)	(40,970)
Accounts payable	(211,614)	(48,058)
Accrued expenses	100,062	105,635
Net cash used in operating activities – continuing operations	(1,494,593)	(1,044,119)
Net cash used in operating activities – discontinued operations	(165,495)	(90,729)
Net cash used in operating activities	(1,660,088)	(1,134,848)

Cash flows from financing activities:
Proceeds from common stock and prefunded warrants, net	8,707,002	—
Redemption of Series A Preferred Stock	—	(1,121,411)
Net cash provided by (used in) financing activities – continuing operations	8,707,002	(1,121,411)

Net increase (decrease) in cash	7,046,914	(2,256,259)

Cash and cash equivalents, beginning of period	3,709,971	13,336,975
Cash and cash equivalents, end of period	10,756,885	11,080,716
Less: Cash and cash equivalents attributable to discontinued operations	(1,825,831)	(800,289)
Cash and cash equivalents, end of period – continuing operations	$8,931,054	$10,280,427

Supplemental cash flow information:
Cash paid for interest during the period	$—	$—

Noncash Items:
Noncash redemption of Series A Preferred Stock	$338,521	$5,452,101
Accrued Series A Preferred Stock payments payable	—	840,353
Accretion of Series A Preferred Stock to redemption value	—	5,268,776
Accrual of Series A Preferred Stock dividends	275,167	601,120
Non-cash warrant issuance costs	18,924,000	—
Deemed dividend on Series A Preferred Warrants	8,355,824	—
Accrued equity issuance costs	203,984

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

On April 29, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-25 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (New York time) on April 30, 2025 (the “Reverse Stock Split”). The shares of Common Stock began trading on a Reverse Stock Split-adjusted basis on Nasdaq on May 1, 2025 (the “Reverse Stock Split”). All share and per share amounts have been retroactively adjusted for the Reverse Stock Split.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had cash and cash equivalents of $8.9 million, negative working capital of $2.1 million from continuing operations, and accumulated deficit of $115.5 million. The Company’s plans include, or may include, utilizing cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. In January 2022, the Company executed a promissory note in favor of Vivus in connection with the Vivus Settlement Agreement in the principal amount of $10,201,758. On

October 1, 2024, the Company failed to make the payment due pursuant to the Note (as defined herein) and related Security Agreement (as defined herein) in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement. As of March 31, 2025, the principal balance of the note was $7,248,635 and is included in the current liabilities of held for sale. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

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

On November 12, 2024, the Company received notice from the Staff granting the Company’s request for a 180-day extension to regain compliance with the Rule, or, until May 12, 2025 (the “Compliance Period”). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. On May 6, 2025, the Company addressed these concerns before a Nasdaq Hearings Panel (the “Panel”). As a result of the Company’s hearing request pending appeal notice, all delisting actions, including in connection with the Rule, have been stayed, pending the outcome of the hearing before the Panel. There can be no assurance that the Nasdaq staff will grant the Company’s request for continued listing subsequent to any delisting notification.

On March 26, 2025, the Company received a letter (the “March 2025 Letter”) from the Staff notifying the Company that the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Bid Price Listing Rule”). On March 31, 2025, the Company timely requested an appeal of Nasdaq’s determination to delist the Company’s Common Stock on April 4, 2025, as a result of the Low Bid Price Listing Rule, which automatically stayed the delisting action, pending such hearing by the Panel. Accordingly, the March 2025 Letter from the Staff has no immediate effect on the listing of the Company’s Common Stock. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “PTPI.”

On April 8, 2025, Nasdaq notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Deficiency”). Pursuant to Nasdaq Listing Rule 5810(d), this deficiency became an additional basis for delisting, and as such, the Company addressed these concerns before the Panel on May 6, 2025. As a result of the Company’s hearing request pending appeal notice, all delisting actions, including the Stockholders’ Equity Deficiency, have been stayed, pending the outcome of the hearing before the Panel.

On April 28, 2025, the Company received a letter from the Staff indicating that the Staff had public interest concerns regarding the Company’s public offering of securities that closed on February 19, 2025, which serves as an additional basis for delisting the Company’s securities pursuant to Nasdaq Listing Rule 5810(d) (the “Matter”). As a result of the Company’s hearing request pending appeal notice, all delisting actions have been stayed, including relating to the Matter, pending the outcome of a hearing which hearing occurred on May 6, 2025.

No assurances can be provided that the Company will obtain a favorable decision from the Panel, and/or that the Company will be able to regain or maintain compliance with the Nasdaq listing rules.

Metuchen ABC

On January 18, 2022, Metuchen and Vivus, Inc. (“Vivus”) entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of the Company’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, the Company retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Petros executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into that certain Security Agreement, dated January 18, 2022 (“Security Agreement”), pursuant to which the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement (the “Collateral”) to secure Petros’ obligations under the Note. The Security Agreement contains customary events of default. The Company recorded the impact of this transaction, including the gain in the first quarter of 2022.

In addition to the payments to be made in accordance with the Note, the Company further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, the Company made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon the Company’s satisfaction of certain regulatory submissions, Vivus released 50% of the quantity of bulk Stendra® tablets under the Company’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represented approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement, Vivus released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon the Company’s satisfaction of the remaining regulatory submission requirements.

Under the terms of the Note, the principal amount of $10,201,758 was payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount accrued at a rate of 6% per year until the principal is repaid in full and was due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. The Company had the option to prepay the Note, in whole or in part, at any time, with no premium or penalty. In the event of a default under the Security Agreement, all principal outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees.

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

In connection with the Foreclosure Notice, Metuchen and Vivus entered into that certain termination agreement, dated as of March 31, 2025, pursuant to which, the parties mutually agreed to terminate the Vivus License Agreement, effective as of March 31, 2025 (the “Vivus Termination Agreement”), subject to the survival of certain provisions as set forth therein. As a result of the Vivus Termination Agreement, Metuchen no longer has any right in or to Vivus Technology (as defined in the Vivus License Agreement) in the United States of America and its territories and possessions, including Puerto Rico and U.S. military bases abroad, Canada, South America and India (the “Licensed Territory”) and Metuchen agreed to immediately cease the development, manufacturing and commercialization of Stendra® in the Licensed Territory. Metuchen further agreed to assign any trademarks incorporating the mark “Stendra®” to Vivus, subject to certain exceptions as set forth therein. In furtherance of the Foreclosure Notice, and pursuant to the Termination Agreement, Metuchen agreed to transfer all completed inventory of Stendra® and all substantially manufactured inventory of Stendra® on hand to Vivus at Metuchen’s sole expense within 30 days of the date of the Vivus Termination Agreement.

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

In order to satisfy the Obligations, on March 31, 2025, the Board determined and approved that it is advisable and in the best interests of the Company and the Company’s stockholders to effect assignment of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical Technologies, Inc. and Pos-T-Vac, LLC (the “Metuchen Assets”) for the benefit of Metuchen’s creditors (the “Board ABC Resolution”). In accordance with state law, the Company expects Metuchen to assign (the “Assignment”) all of its right, title, interest in, and custody and control of Metuchen’s property to a special purpose vehicle that will be managed by a third-party fiduciary (the “Assignee”). Upon the completion of the Assignment, the Assignee will have sole control over the Metuchen Assets and Metuchen will no longer operate its business or control the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which is commenced by Metuchen entering a contractual assignment for the benefit of creditors that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the Metuchen Assets. The Assignee is then expected to liquidate the property through an auction sale and distribute the proceeds to Metuchen’s creditors according to their respective priorities at law to satisfy Metuchen’s obligations, including the Obligations, in accordance with the rules and regulations of the State of California. If any proceeds remain after all of Metuchen’s obligations, including the Obligations, and costs associated with the liquidation process have been satisfied, any remaining proceeds will be distributed to Metuchen’s equity holder, which is the Company (collectively, the “ABC”).

Pursuant to that certain letter agreement (the “Sherwood Agreement”), dated as of March 31, 2025, by and between Metuchen and Sherwood Partners, Inc. (“Sherwood”), Sherwood agreed to provide certain consulting and advisory services in connection with the ABC, including in connection with the sale process and budgeting and planning process (the “Services”). In consideration for the Services, Metuchen has agreed to pay a fee to Sherwood equal to $60,000 and a cash fee equal to 9% of the gross proceeds of the sale of the Metuchen Assets and has agreed to reimburse Sherwood for certain reasonable out of pocket expenses.

2)    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2025, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025. All transactions between the consolidated entities have been eliminated in consolidation.

Discontinued Operations

Assets and liabilities of a business that meet the accounting requirements to be classified as held for sale are separated in a disposal group. Disposal group net assets are recorded at the lower of their carrying amount or estimated fair value less expected costs to sell. After being classified as held for sale, assets are not depreciated or amortized.

Assets and liabilities of a disposal group that meet the accounting requirements to be classified as discontinued operations are presented separately for all current and prior periods in the condensed consolidated balance sheets. The results of discontinued operations are reported in income (loss) from discontinued operations, net of taxes in the condensed consolidated statements of operations (loss) for the current and prior periods beginning in the period in which the business meets the held for sale criteria. Income (loss) from discontinued operations includes direct costs attributable to the business held for sale, and an estimate of costs from corporate functions dedicated to the business, but excludes corporate expenses composed of selling, general and administrative expenses not attributable to any of the operating segments (see Note 3).

Unless otherwise indicated, the information in the notes to the condensed consolidated financial statements refers only to the Company’s continuing operations.

3)    Discontinued Operations

Metuchen Assets Discontinued Operations

As a result of the Board ABC Resolution and Sherwood Agreement, as of March 31, 2025, the Company determined that the Metuchen Assets met the held for sale and discontinued operations accounting criteria. Accordingly, the Metuchen Assets were classified as held for sale in the condensed consolidated balance sheets for all periods presented, and its net assets were classified as current and non-current. Additionally, the Company classified the Metuchen Assets’ operations as discontinued operations in its condensed consolidated statements of operations for all periods presented.

Carrying amounts of assets and liabilities associated with the Metuchen Assets included as part of condensed consolidated discontinued operations:

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets held for sale:
Current assets:
Cash and cash equivalents	$1,825,831	$1,991,326
Accounts receivable, net	443,555	416,076
Inventories	1,302,484	1,349,802
Prepaid inventory	1,649,212	1,649,212
Prepaid expenses and other current assets	260,105	168,332
Total current assets held for sale	5,481,187	5,574,748

Fixed assets, net	21,719	22,948
Intangible assets, net	3,016,068	3,204,354
Right of use assets	101,933	113,730
Total non-current assets held for sale	$3,139,720	$3,341,032

Liabilities held for sale:
Current liabilities:
Current portion of promissory note	$7,248,635	$7,248,635
Accounts payable	1,702,398	1,564,631
Accrued expenses	7,015,224	6,362,763
Other current liabilities	71,179	78,166
Total current liabilities held for sale	16,037,436	15,254,195

Other long-term liabilities	57,590	75,223
Total non-current liabilities held for sale	$57,590	$75,223

Condensed Consolidated statement of operations related to Metuchen Assets discontinued operations:

	For the Three Months Ended March 31,
	2025	2024
Net sales	$713,539	$1,388,806
Cost of goods sold	198,903	331,831
Gross profit	514,636	1,056,975
Selling, general and administrative	1,140,323	1,208,530
Research and development expense	82,186	1,555,953
Depreciation and amortization expense	189,514	717,839
Interest expense, promissory note	163,094	120,209
Loss from discontinued operations before income tax	(1,060,481)	(2,545,556)
Provision for income taxes	—	—
Net loss from discontinued operations	$(1,060,481)	$(2,545,556)

Cash flows related to discontinued operations are included in the condensed consolidated statements of cash flows. There were no significant operating noncash items or investing activities cash flows from discontinued operations during the three months ended March 31, 2025, and 2024.

4)    Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2025	December 31, 2024
Accrued professional fees	$86,250	$98,700
Accrued bonuses	112,153	—
Other accrued expenses	1,300	941
Total accrued expenses	$199,703	$99,641

5)    Stockholders’ Equity

Series A Preferred Stock

On January 23, 2025, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations (the “Certificate of Designations”) of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”)), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations (the “January 2025 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of January 23, 2025 pursuant to the Certificate of Designations, to February 15, 2025, and (iii) waive any breach or violation of that certain Purchase Agreement, dated as of July 13, 2023 (“Series A Purchase Agreement”), pursuant to which the Company issued the Series A Preferred Stock and the related warrants (the “Warrants”), the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The January 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to February 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), (iii) amends the restrictive covenant to the Certificate of Designations requiring the Company from January 15, 2025 until February 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $500,000, and (iv) amends the restrictive covenant relating to the change in nature of the Company’s business, such that such covenant does not apply to the Company’s change in sales strategy related to the Company’s Stendra® avanafil and product development strategy as it relates to the development and commercialization of a proprietary platform focused on prescription medication to over - the - counter switch solutions. The January 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of January 24, 2025.

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

During the three months ended March 31, 2025, the Company issued 31,628 shares of Common Stock to settle $338,521 of the accrued Series A Preferred Stock payments payable and recognized an additional $275,167 in Series A Preferred Stock dividends.

Series B Preferred Stock

On February 13, 2025, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware, establishing the designations, preferences, powers and rights of the shares of a new series of the Company’s preferred stock, Series B Convertible Preferred Stock, which was effective immediately on filing (the “Series B Certificate of Designations”).

February 2025 Equity Financing

On February 17, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”) for the issuance and sale, in a best efforts public offering (the “Public Offering”), of (i) 558,000 units (the “Units”), each Unit consisting of one share (the “Shares”) of the Company’s Common Stock, one Series A Warrant (the “Series A Warrants”) to purchase 0.25 share of Common Stock (the “Series A Warrant Shares”) and one Series B Warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Series Warrants”) to purchase one shares of Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”) and (ii) 1,042,000 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”), one Series A Warrant and one Series B Warrant. The public offering price was $6.00 per Unit and $5.9975 per Pre-Funded Unit. The Offering closed on February 19, 2025. As of March 31, 2025, the exercise price of each of the Series A Warrants and the Series B Warrants was $12.00 per share of Common Stock. The aggregate gross proceeds from the Offering were approximately $9.6 million before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

The exercisability of the Series Warrants was subject to receipt of such stockholder approval was required by the applicable rules and regulations of the Nasdaq Capital Market LLC, including, but not limited to, with respect to (i) the issuance of all of the shares of Common Stock issuable upon exercise the Series Warrants in accordance with their terms (including adjustment provisions set forth therein), and (ii) to consent to any adjustment to the exercise price or number of shares of Common Stock underlying the Series Warrants in the event of a Share Combination Event and Dilutive Issuance, each as defined in the Series Warrants (collectively, the “Warrant Stockholder Approval”). The Company agreed to use its reasonable best efforts to obtain such approval within 60 days from the closing of the Offering, and agreed to cause an additional stockholder meeting to be held every 90 days thereafter until such Warrant Stockholder Approval is obtained. The Series B Warrants specifically can be settled by way of an alternative cashless exercise after stockholder approval is obtained, in which the Series B Warrant holders can receive three times the number of shares of Common Stock that would be issuable under a cash exercise. The Warrant Stockholder Approval was obtained at the Company’s special meeting of stockholders held on April 10, 2025. Subsequent to March 31, 2025, and pursuant to the terms of the Series Warrants, upon receipt of the Warrant Stockholder Approval, the Floor Price (as defined in the Series Warrants) was adjusted to $0.0586 per share.

The Series B Warrants became exercisable beginning on the first trading day following the date of Warrant Stockholder Approval (the “Initial Exercise Date.” Holders the Series B Warrants may effect an “alternative cashless exercise” at any time while the Series B Warrants are outstanding following the Initial Exercise Date. Under the alternative cashless exercise option, a holder of a Series B Warrant has the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of shares of Common Stock that would be issuable upon a cash rather than a cashless exercise of the Series B Warrant and (ii) 3.0.

Subject to certain limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share any time until all of the Pre-Funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Series Warrants or the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, respectively (or at the election of the holder of the Series Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series Warrants or the Pre-Funded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation pursuant to the Series Warrants, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

In connection with the Public Offering, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $0.24 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Series A Preferred Warrants to be of an equity nature, as the issuance allowed the warrant holders to exercise warrants in exchange for Common Stock, which represents an equity for equity exchange. Therefore, the change in the fair value of the Warrants before and after the effect of the anti-dilution triggering event will be treated as a deemed dividend in the amount of approximately $8.4 million during the three months ended March 31, 2025. The Company valued the initial deemed dividend as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $9.1 million and (b) the fair value of the original award prior to the modification of approximately $0.7 million. The fair value of the Series A Preferred Warrants before the effect of the anti-dilution triggering event was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Series A Preferred Warrants totaling 288,000; the exercise price of $56.25; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The fair value of the Warrants after the effect of the anti-dilution triggering event was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Series A Preferred Warrants totaling 2,700,000; the exercise price of $6.00; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%.

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

The Company assessed the Pre-Funded Warrants and Series A Warrants under ASC 480 and ASC 815 and determined that the Pre-Funded and Series A Warrants met the requirements to be classified in stockholders’ equity. However, as discussed in the following paragraph, as the fair value of the Series B Warrants exceeded the proceeds received from the Public Offering, and thus the Pre-Funded Warrants and Series A Warrants were recorded at their residual fair value of $0 upon issuance.

Transaction costs incurred attributable to the Series B Warrants of approximately $10.4 million were expensed immediately upon issuance, of which approximately $1.1 million represents cash broker and legal fees, and approximately $9.3 million represents the excess of the issuance date fair value of the Series B Warrants over cash proceeds.

6)    Stock-Based Compensation

The Company held a special meeting of stockholders on April 10, 2025 (the “Special Meeting”), at which the Company’s stockholders approved an amendment (the “Incentive Plan Amendment”) to the Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Incentive Plan”) to increase the aggregate number of shares of Common Stock available for the grant of awards under the Incentive Plan by 40,000,000, to a total of 40,110,400 shares of Common Stock.

The following is a summary of restricted stock awards for the three months ended March 31, 2025:

		Weighted-
	Number of	Average
	Shares	Grant Date Fair Value
Restricted Stock Awards Unvested at December 31, 2024	—	—
Restricted Stock Awards granted	88,000	$6.78
Restricted Stock Awards vested	—	—
Restricted Stock Awards Unvested at March 31, 2025	88,000	$6.78

Stock-based compensation expense associated with restricted stock awards recognized for the three months ended March 31, 2025, was $80,038, and is recorded in general and administrative expenses in the consolidated statements of operations. As of March 31, 2025, unrecognized stock-based compensation expense is approximately $516,162 to be recognized over a term of 1.87 years.

7)    Common Stock Warrants

The following is a summary of warrants for the three months ended March 31, 2025:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding - December 31, 2024	324,273	$340.50	3.3	$—
Warrants issued in 2025	6,654,244	5.78	—	—
Warrants exercised 2025	(1,042,000)	0.0025	—	—
Warrants expired in 2025	(112)	1,142.50	—	—
Warrants outstanding and exercisable - March 31, 2025	5,936,405	$23.28	3.1	$—

On February 17, 2025, the Company issued a total of 1,042,000 Pre-Funded Warrants to purchase one share of Common Stock per Pre-Funded Warrant, 1,600,000 Series A Warrants to purchase 0.25 share of Common Stock per Series A Warrant, and 1,600,000 Series B Warrants to purchase one share of Common Stock per Series B Warrant in connection with the Public Offering. The Series A Warrants are exchangeable in the ratio of four Series A Warrants for one share of Common Stock.

The Company assessed the Pre-Funded Warrants and Series A Warrants under ASC 480 and ASC 815 and determined that the Pre-Funded and Series A Warrants met the requirements to be classified in stockholders’ equity. The Company assessed the Series B Warrants under ASC 480 and ASC 815 and determined that the Series B Warrants will be classified as liabilities as they do not meet the requirements to be considered indexed to the Company’s own stock, due to the potential change in the settlement amount of the Series B Warrants upon an alternative cashless exercise election.

The Company utilized a scenario-based option pricing model to calculate the value of the Series B Warrants issued during the three months ended March 31, 2025. The fair value of the Series B Warrants of $18.9 million was estimated at the date of issuance using the following inputs and assumptions: the issuance date stock price of $4.00, the number of Series B Warrants issued totaling 1,600,000, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 upon receipt of the Warrant Stockholder Approval. The Warrant Stockholder Approval was obtained on April 10, 2025.

During the three months ended March 31, 2025, the Company recorded a gain of approximately $10.6 million related to the change in fair value of the warrant liability which is recorded in other income (expense) on the condensed consolidated statement of operations. The fair value of the Series B Warrants of approximately $8.3 million was estimated at March 31, 2025 utilizing a scenario-based option pricing model using the following inputs and assumptions: the valuation date stock price of $1.75, the number of Series B Warrants outstanding as of the valuation date totaling 1,600,000, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 upon receipt of the Warrant Stockholder Approval.

8)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into shares of Common Stock that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended
	March 31,
	2025	2024
Stock options	14,624	20,365
RSA’s	88,000	—
Series A Convertible Preferred stock	—	113,549
Warrants	5,936,405	328,154
Total	6,039,029	462,068

9)    Commitments and Contingencies

(a)    Legal Proceedings

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, cash flows or results of operations.

10)    Segment Information

During the current year, the Company has reorganized its business operations resulting in a change in the number of reportable segments. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally, Timm Medical and PTV are expected to be assigned to a third-party in connection with the ABC (as defined herein) of Metuchen, and accordingly, the Company will no longer be engaged in the marketing or selling of VEDs. As a result, two segments, Prescription Medications and Medical Devices have been reclassified as discontinued operations. The Company is only presenting the costs associated with certain corporate functions such as expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

The Company’s results of operations by reportable segment for the three months ended March 31, 2025, are summarized as follows:

For the Three Months Ended March 31, 2025	Corporate
Selling, general and administrative expenses
Payroll and benefits expense *	331,579
Professional fees *	873,125
Stock-based compensation expense *	80,038
Other selling, general and administrative expenses	173,607
Warrant issuance costs	10,420,982
Change in fair value of warrant liability	(10,632,000)
Interest income	(47,790)
Net loss	$(1,199,541)

* Denotes a significant segment expense reviewed by the CODM

Other selling general and administrative expenses includes such items as: insurance and taxes, board fees and investor relations.

The Company’s results of operations by reportable segment for the three months ended March 31, 2024, are summarized as follows:

For the Three Months Ended March 31, 2024	Corporate
Selling, general and administrative expenses
Payroll and benefits expense *	388,007
Professional fees *	735,151
Stock-based compensation expense *	180,381
Other selling, general and administrative expenses	199,387
Change in fair value of derivative liability	(1,734,000)
Interest income	(151,819)
Net Income	$382,893

* Denotes a significant segment expense reviewed by the CODM

Other selling general and administrative expenses includes such items as: insurance and taxes, board fees and investor relations.

11)    Fair Value Measurements

The Company maintains cash in checking and money market accounts with financial institutions. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had approximately $8.9 million of cash equivalents as of March 31, 2025, and approximately $1.7 million as of December 31, 2024.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended December 31, 2024. The carrying amounts of cash equivalents, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2024, due to their short-term nature.

During the three months ended March 31, 2025, the Company had warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a scenario-based option pricing model, with the key inputs described in Note 7 above. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval.

The following table details the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of March 31, 2025:

March 31, 2025	Level 1	Level 2	Level 3
Liabilities
Warrant Liabilities	$—	$—	$8,292,000
Total Liabilities	$—	$—	$8,292,000

The following table provides a roll forward of the fair value of the warrant liability noted above:

	Series B	Total Warrant
	Warrants	Liabilities
Beginning balance - January 1, 2025	$—	$—
Issuances	$18,924,000	$18,924,000
Exercises	$—	$—
Gain on change in fair value	$(10,632,000)	$(10,632,000)
Ending balance - March 31, 2025	$8,292,000	$8,292,000

12)    Subsequent Events

The Company recently received, and requested an appeal of, a delisting notice related to the Company’s low bid price pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii). On April 8, 2025, Nasdaq notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1). Pursuant to Nasdaq Listing Rule 5810(d), this deficiency now becomes an additional basis for delisting, and as such, the Company addressed these concerns before a Nasdaq Hearings Panel.

On April 28, 2025, the Company received a letter from the Staff indicating that the Staff had public interest concerns regarding the Company’s public offering of securities that closed on February 19, 2025, which serves as an additional basis for delisting the Company’s securities pursuant to Nasdaq Listing Rule 5810(d) (the “Matter”). As a result of the Company’s hearing request pending appeal notice, all delisting actions have been stayed, including relating to the Matter, pending the outcome of a hearing which hearing occurred on May 6, 2025.

On April 10, 2025, the Company held a special meeting of stockholders (the “Special Meeting”), at which the Company’s stockholders approved an amendment (the “Incentive Plan Amendment”) to the Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Incentive Plan”) to increase the aggregate number of shares Common Stock available for the grant of awards under the Incentive Plan by 1,000,000,000, to a total of 1,002,760,000 shares of Common Stock.

On April 10, 2025, at the Company’s Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Share Increase Amendment”) to increase the number of authorized shares of the Common Stock from 250,000,000 shares to 7,000,000,000 and to make a corresponding change to the number of authorized shares of the Company’s capital stock. Following the Special Meeting, on April 11, 2025, the Company filed the Share Increase Amendment with the Secretary of State of Delaware.

On April 29, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-25 reverse stock split of the shares of the Company’s Common Stock either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (New York time) on April 30, 2025. The Common Stock began trading on a Reverse Stock Split-adjusted basis on Nasdaq on May 1, 2025.

In connection with the Company’s 1-for-25 Reverse Stock Split and pursuant to the share combination event adjustment provisions in the Series Warrants, the exercise price of the Series Warrants was adjusted to $0.0586 per share (the “Warrant Reset”).

In connection with the Warrant Reset and pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and the Warrants, (i) the Series A Preferred Stock conversion price was adjusted to $0.0586 per share and (ii) the exercise price of the Warrants was adjusted to $0.0586 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally.

Subsequent to March 31, 2025, the Company issued a total of 28,996,422 shares of Common Stock in connection with the exercise of the Series B Warrants, as adjusted for the Reverse Stock Split. Accordingly, as of May 14, 2025, the Company had 31,160,086 shares of Common Stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Condensed Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. In addition, in order to satisfy the Obligations, the Company is effectuating an assignment of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical Technologies, Inc. and Pos-T-Vac, LLC for the benefit of Metuchen’s creditors. Accordingly, the Company will no longer be engaged in the marketing or selling of VEDs following the completion of the ABC process. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

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

Discontinued Operations

In connection with the ABC process, the results of Metuchen are presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Management’s discussion and analysis of the Company’s financial condition and results of operations that follows reflects the continuing operations of the Company. The Company’s liquidity is likely to be significantly affected by the discontinued operations, as Metuchen accounted for a significant portion of the Company’s revenue. Without this revenue stream, the Company may face challenges generating sufficient cash flow to fund operations, unless it secures alternative income sources or financing.

Reverse Stock Split

On April 29, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-25 reverse stock split of the shares of the Company’s Common Stock, either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (New York time) on April 30, 2025 (the “Reverse Stock Split”) and began trading on a Reverse Stock Split-adjusted basis on Nasdaq on May 1, 2025. All share amounts have been retroactively adjusted for the Reverse Stock Split.

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

Under the terms of the Note, the principal amount of $10,201,758 was payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount accrued at a rate of 6% per year until the principal is repaid in full and was due and payable, in arrears, on the first day of each January, April, July, and October of each calendar year, commencing on April 1, 2022. In the event that the Company defaults under the Security Agreement, all principal amounts outstanding under the Note at the time of the default will bear interest at a rate of 9% per year until the full and final payment of all principal and interest under the

Note (regardless of whether any default is waived or cured). If the Note is placed in the hands of any attorney for collection, or if it is collected through any legal proceeding at law or in equity or in bankruptcy, receivership, or other court proceedings, the Company will also be required to pay all costs of collection including, but not limited to, court costs and attorneys’ fees. Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement. The Security Agreement contains customary events of default.

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

On November 12, 2024, the Company received notice from the Staff granting the Company’s request for a 180-day extension to regain compliance with the Rule, or, until May 12, 2025 (the “Compliance Period”). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. On May 6, 2025, the Company addressed these concerns before a Nasdaq Hearings Panel (the “Panel”). As a result of the Company’s hearing request pending appeal notice, all delisting actions, including in connection with the Rule, have been stayed, pending the outcome of the hearing before the Panel. There can be no assurance that the Nasdaq staff will grant the Company’s request for continued listing subsequent to any delisting notification.

On March 26, 2025, the Company received a letter (the “March 2025 Letter”) from the Staff notifying the Company that the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Bid Price Listing Rule”). On March 31, 2025, the Company timely requested an appeal of Nasdaq’s determination to delist the Company’s Common Stock on April 4, 2025, as a result of the Low Bid Price Listing Rule, which automatically stayed the delisting action, pending such hearing by the Panel. Accordingly, the March 2025 Letter from the Staff has no immediate effect on the listing of the Company’s Common Stock. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “PTPI.”

On April 8, 2025, Nasdaq notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Deficiency”). Pursuant to Nasdaq Listing Rule 5810(d), this deficiency became an additional basis for delisting, and as such, the Company addressed these concerns before the Panel on May 6, 2025. As a result of the Company’s hearing request pending appeal notice, all delisting actions, including the Stockholders’ Equity Deficiency, have been stayed, pending the outcome of the hearing before the Panel.

On April 28, 2025, the Company received a letter from the Staff indicating that the Staff had public interest concerns regarding the Company’s public offering of securities that closed on February 19, 2025, which serves as an additional basis for delisting the Company’s securities pursuant to Nasdaq Listing Rule 5810(d) (the “Matter”). As a result of the Company’s hearing request pending appeal notice, all delisting actions have been stayed, including relating to the Matter, pending the outcome of a hearing which hearing occurred on May 6, 2025.

No assurances can be provided that the Company will obtain a favorable decision from the Panel, and/or that the Company will be able to regain or maintain compliance with the Nasdaq listing rules.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to income taxes, litigation, and contingencies. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur.

Three Months Ended March 31, 2025, and 2024 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2025, and 2024:

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
Selling, general and administrative	1,458,349	1,502,926
Total operating expenses	1,458,349	1,502,926

Loss from continuing operations	(1,458,349)	(1,502,926)
Other income (expenses):
Warrant issuance costs	(10,420,982)	—
Change in fair value of derivative liability	—	1,734,000
Change in fair value of warrant liability	10,632,000	—
Interest income	47,790	151,819
Total other income (expenses)	258,808	1,885,819

Income (loss) before income taxes	(1,199,541)	382,893
Provision for income taxes	—	—
Income (loss) from continuing operations, net of tax	(1,199,541)	382,893

Loss from discontinued operations	(1,060,481)	(2,545,556)

Net loss	$(2,260,022)	$(2,162,663)

Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025, and March 31, 2024, were $1,458,349 and $1,502,926, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses increased by $44,577 or 3% during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Increased selling general and administrative expenses were primarily driven by increased professional service fees of $137,974, partially offset by decreased stock-based compensation expense of $100,343, decreased payroll and benefits expenses of $56,428 and decreased other operating expenses of $25,781.

Warrant Issuance Costs

Warrant issuance costs for the three months ended March 31, 2025, and March 31, 2024, were $10,420,982 and $0, respectively. The warrant issuance costs of $10.4 million were associated with the February 2025 Public Offering (as defined herein).

Change in fair value of derivative liability

For the three months ended March 31, 2025, and March 31, 2024, the Company recorded gains of $0.0 million and $1.7 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

Change in fair value of warrant liability

For the three months ended March 31, 2025, and March 31, 2024, the Company recorded a gain of approximately $10.6 million and $0 million, respectively, for the change in fair value of the warrant liability. The gain in 2025 is related to the decrease in fair value of warrants issued in the February 2025 Equity Financing.

Interest Income

Interest income for the three months ended March 31, 2025, and 2024, was $47,790 and $151,819, respectively. Petros invested its cash in money market securities during 2025 and 2024.

July 2023 Private Placement

On July 13, 2023, we entered into the Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Preferred Stock initially convertible into up to 266,667 shares of our Common Stock at an initial conversion price of $56.25 per share and (ii) Warrants to acquire up to an aggregate of 266,667 shares of Common Stock at an initial exercise price of $56.25 per share. Pursuant to the terms of the Certificate of Designations and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of March 31, 2025, and December 31, 2024, the Conversion Price and the exercise price of the Warrants was equal to $56.25 per share.

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

We engaged Katalyst Securities LLC (the “Placement Agent”) to act as exclusive placement agent in connection with the Private Placement. Pursuant to an Engagement Letter with the Placement Agent, we paid to the Placement Agent or its designees (i) a cash fee equal to 8% of the gross proceeds of the Private Placement and (ii) warrants to acquire up to an aggregate of 21,334 shares of Common Stock on the same term as the Warrants.

Series A Preferred Stock

The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations. The Series A Preferred Stock is convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $56.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). In connection with the Public Offering, in February 2025, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

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

The amortization payments due upon redemptions are payable, at our election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) $9.90 or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. We may require holders to convert their Series A Preferred Stock into Conversion Shares if the closing price of the Common Stock exceeds $168.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

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

During December 2023, the Company issued as equity awards, shares of Common Stock and options to purchase shares of Common Stock representing an aggregate of 13,949 shares of Common Stock and shares of Common Stock issuable upon exercise of the options to certain directors, officers, and employees of the Company, representing an aggregate number of shares of Common Stock in excess of 5% of the shares of Common Stock issued and outstanding immediately prior to the date of the Purchase Agreement (the “December Issuances”). On March 21, 2024, the Company entered into an Omnibus Waiver and Amendment (the “Waiver and Amendment”) with the Investors, effective as of December 31, 2023. The Waiver and Amendment provides that the December Issuances are deemed to constitute “Excluded Securities” under the Transaction Documents (as such term is defined in the Purchase Agreement) and waives the applicability of certain other provisions of the Transaction Documents with respect to such grants.

On October 11, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations) pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, by filing a Certificate of Amendment with the Secretary of State of the State of Delaware (“October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be determined by dividing the Stated Value (as defined in the Certificate of Designations) by a conversion price equal to $56.25 per share, which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the purchase agreement executed in connection with the issuance of the Series A Preferred Stock, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 11, 2024.

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

Warrants

The Warrants became exercisable for shares of Common Stock (the “Warrant Shares”) immediately upon issuance, at an initial exercise price of $56.25 per share (the “Exercise Price”) and expire five years from the date of issuance. The Exercise Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Exercise Price (subject to certain exceptions). Upon any such price-based adjustment, the number of Warrant Shares issuable upon exercise of the Warrants will be increased proportionately. There is no established public trading market for the Warrants and we do not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

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

In connection with the Public Offering (as defined herein), in February 2025, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii)

the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

In connection with the Warrant Reset (as defined herein) and pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and the Warrants, (i) the Series A Preferred Stock conversion price was adjusted to $0.0586 per share and (ii) the exercise price of the Warrants was adjusted to $0.0586 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally.

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

Liquidity and Capital Resources

We will require additional financing to further develop and market future products, fund operations, and otherwise implement our business strategy at amounts relatively consistent with the expenditure levels disclosed herein. We are exploring additional ways to raise capital, but we cannot assure you that we will be able to raise capital. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We expect to seek additional funds through a variety of sources, which may include additional public or private equity or debt financings, collaborative, or other arrangements with corporate sources, or through other sources of financing.

We are focused on expanding our service offering through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of March 31, 2025, the Company had cash and cash equivalents of approximately $8.9 million, negative working capital of $2.1 million from continuing operations, an accumulated deficit of approximately $115.5 million and used cash in operations during the three months ended March 31, 2025, of approximately $1.3 million.

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

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations by exploring additional ways to raise capital and increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required or that the Company will have sufficient cash to develop its platform.

February 2025 Equity Financing

On February 17, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”) for the issuance and sale, in a best efforts public offering (the “Public Offering”), of (i) 558,000 units (the “Units”), each Unit consisting of one share (the “Shares”) of the Company’s Common Stock, one Series A Warrant (the “Series A Warrants”) to purchase 0.25 share of Common Stock (the “Series A Warrant Shares”) and one Series B Warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Series Warrants”) to purchase one shares of Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Series Warrant Shares”) and (ii) 1,042,000 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”), one Series A Warrant and one Series B Warrant. The public offering price was $6.00 per Unit and $5.9975 per Pre-Funded Unit. The Offering closed on February 19, 2025. As of March 31, 2025, the exercise price of each of the Series A Warrants and the Series B Warrants was $12.00 per share of Common Stock. The aggregate gross proceeds from the Offering were approximately $9.6 million before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

The exercisability of the Series Warrants was subject to receipt of such stockholder approval was required by the applicable rules and regulations of the Nasdaq Capital Market LLC, including, but not limited to, with respect to (i) the issuance of all of the shares of Common Stock issuable upon exercise the Series Warrants in accordance with their terms (including adjustment provisions set forth therein), and (ii) to consent to any adjustment to the exercise price or number of shares of Common Stock underlying the Series Warrants in the event of a Share Combination Event and Dilutive Issuance, each as defined in the Series Warrants (collectively, the “Warrant Stockholder Approval”). The Company agreed to use its reasonable best efforts to obtain such approval within 60 days from the closing of the Offering, and agreed to cause an additional stockholder meeting to be held every 90 days thereafter until such Warrant Stockholder Approval is obtained. The Series B Warrants specifically can be settled by way of an alternative cashless exercise after shareholder approval is obtained, in which the Series B Warrant holders can receive three times the number of shares of Common Stock that would be issuable under a cash exercise. The Warrant Stockholder Approval was obtained at the Company’s special meeting of stockholders held on April 10, 2025. Pursuant to the terms of the Series Warrants, upon receipt of the Warrant Stockholder Approval, the Floor Price (as defined in the Warrants) was adjusted to $0.0586 per share.

The Series B Warrants became exercisable beginning on the first trading day following the date of Warrant Stockholder Approval (the “Initial Exercise Date.” Holders the Series B Warrants may effect an “alternative cashless exercise” at any time while the Series B Warrants are outstanding following the Initial Exercise Date. Under the alternative cashless exercise option, a holder of a Series B Warrant has the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of shares of Common Stock that would be issuable upon a cash rather than a cashless exercise of the Series B Warrant and (ii) 3.0.

Subject to certain limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.0001 per share any time until all of the Pre-Funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Series Warrants or the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, respectively (or at the election of the holder of the Series Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series Warrants or the Pre-Funded Warrants, respectively. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation pursuant to the Series Warrants, which may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series Warrants, provided that any increase in the beneficial ownership limitation will not take effect until 61 days following notice to the Company.

In connection with the Public Offering, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $0.24 per share (not adjusted for the Reverse Stock Split) and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

In connection with the Company’s 1-for-25 Reverse Stock Split and pursuant to the share combination event adjustment provisions in the Series Warrants, the exercise price of the Series Warrants was adjusted to $0.0586 per share (the “Warrant Reset”).

In connection with the Warrant Reset and pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and the Warrants, (i) the Series A Preferred Stock conversion price was adjusted to $0.0586 per share and (ii) the exercise price of the Warrants was adjusted to $0.0586 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Warrants to be of an equity nature, as the issuance allowed the warrant holders to exercise warrants in exchange for Common Stock, which represents an equity for equity exchange. Therefore, the change in the fair value of the Warrants before and after the effect of the anti-dilution triggering event will be treated as a deemed dividend in the amount of approximately $8.4 million during the three months ended March 31, 2025. The Company valued the initial deemed dividend as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $9.1 million and (b) the fair value of the original award prior to the modification of approximately $0.7 million.

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

The aggregate gross proceeds from the Public Offering were approximately $9.6 million before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

The Company assessed the Pre-Funded Warrants and Series A Warrants under ASC 480 and ASC 815 and determined that the Pre-Funded and Series A Warrants met the requirements to be classified in stockholders’ equity. However, as discussed in the following paragraph, as the fair value of the Series B Warrants exceeded the proceeds received from the Public Offering, and thus the Pre-Funded Warrants and Series A Warrants were recorded at their residual fair value of $0 upon issuance.

Transaction costs incurred attributable to the Series B Warrants of approximately $10.4 million were expensed immediately upon issuance, of which approximately $1.1 million represents cash broker and legal fees, and approximately $9.3 million represents the excess of the issuance date fair value of the Series B Warrants over cash proceeds.

Cash Flows

The following table summarizes the Company’s cash flows for the three months ended March 31, 2025, and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities – continuing operations	$(1,494,593)	$(1,044,119)
Net cash provided by (used in) financing activities – continuing operations	8,707,002	(1,121,411)
Net increase (decrease) in cash and cash equivalents – continuing operations	$7,212,409	$(2,165,530)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was $1,494,593, which primarily reflected the Company’s net loss of $1,199,541, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $130,980 consisting of the change in the fair value of the warrant liability, noncash warrant expense, and stock-based compensation, and changes in operating assets and liabilities of $164,072 largely driven by accrued expenses related to professional fees and employee bonuses and equity issuance fees.

Net cash used in operating activities for the three months ended March 31, 2024, was $1,044,119, which primarily reflected the Company’s net gain of $382,893, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $1,443,619 consisting primarily of the change in fair value of derivative liability, and changes in operating assets and liabilities of $16,607.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,707,002 for the three months ended March 31, 2025, consisting of proceeds from the February 2025 Equity Financing.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weaknesses in internal control related to (1) Petros has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices; (2) the sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties; and (3) Petros does not have appropriate IT access related controls.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 9 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our annual report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

The Company’s financial statements have been prepared on a going concern basis and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2025, the Company’s cash used in operations was $1,494,592, leaving a cash balance of $8,931,054 as of March 31, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. There are no assurances that the Company would be able to raise additional capital on terms favorable to it. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail or cease operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025, other than those previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 12, 2025, the Board (i) increased the annual base salary for Fady Boctor, the Company’s President and Chief Commercial Officer, from $280,000 to $350,000, less all applicable withholdings and deductions, effective June 1, 2025. In addition, on May 12, 2025, in consideration of the work done in connection with the Company’s recent financings and planned corporate restructuring, the Board approved special bonuses to certain directors and officer of the Company, including Mr. Boctor and Mitchell Arnold, the Company’s Vice President of Finance and Chief Accounting Officer, in the amount of $50,000 and $25,000, respectively.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 11, 2025).

3.3

Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2.4 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed on February 13, 2025).

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
4.3	Form of Pre - Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
10.1#

Third Amendment to the Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.2

Form of Amendment Agreement, dated January 23, 2025, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2025).

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1/A filed on February 10, 2025).
10.4

Form of Securities Purchase Agreement, dated February 17, 2025, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).

10.5

Termination Agreement, dated as of March 31, 2025, by and between Vivus LLC and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.6

Form of Amendment Agreement, dated March 30, 2025, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.7#

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
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: May 15, 2025	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: May 15, 2025	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer