Form 10-Q
period 2025-06-30
Petros Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2025

Or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission File Number: 001-39752

Petros Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1410058
(State of Incorporation)	(I. R. S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(973) 242-0005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of August 13, 2025, there were 42,372,260 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize a proprietary Rx-to-OTC switch technology; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros’ common stock, par value $0.0001 per share (“Common Stock”), less attractive to investors; risks related to Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, its Rx-to-OTC switch technology. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2024, and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024	4

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, and 2024	5

Unaudited Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity and Deficit for the three and six months ended June 30, 2025, and 2024	6

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025, and 2024	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4. Controls and Procedures.	34

PART II—OTHER INFORMATION	35

Item 1. Legal Proceedings.	35

Item 1A. Risk Factors.	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3. Defaults Upon Senior Securities.	36

Item 4. Mine Safety Disclosures.	36

Item 5. Other Information.	36

Item 6. Exhibits.	38

Signatures.	39

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,321,501	$1,718,645
Prepaid expenses and other current assets	75,342	885
Current assets of discontinued operations	—	5,574,748
Total current assets	7,396,843	7,294,278

Non-current assets held for sale	—	3,341,032
Total assets	$7,396,843	$10,635,310

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	970,025	764,333
Accrued expenses	260,624	99,641
Accrued Series A Convertible Preferred payments payable	1,715,711	1,909,496
Warrant Liability	3,600	—
Current liabilities held for sale	—	15,254,195
Total current liabilities	2,949,960	18,027,665

Non-current liabilities held for sale	—	75,223
Total liabilities	$2,949,960	$18,102,888

Commitments and contingencies (see note 9)
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at June 30, 2025, and December 31, 2024, respectively; 0 and 0 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	—	—

Stockholders’ Equity (Deficit):
Series B convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 1,000,000 and 0 shares authorized at June 30, 2025, and December 31, 2024, respectively, 0 and 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	—	—
Common stock (par value $0.0001 per share, 7,000,000,000 and 250,000,000 shares authorized at June 30, 2025, and December 31, 2024, respectively; 42,284,502 and 421,124 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively)	4,228	42

Additional paid-in capital	114,478,202	105,740,751
Accumulated deficit	(110,035,547)	(113,208,371)
Total Stockholders’ Equity (Deficit)	4,446,883	(7,467,578)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,396,843	$10,635,310

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$3,259,127	$2,852,030	$1,800,778	$1,349,103
Total operating expenses	3,259,127	2,852,030	1,800,778	1,349,103

Loss from continuing operations	(3,259,127)	(2,852,030)	(1,800,778)	(1,349,103)
Other income (expense):
Warrant issuance costs	(10,420,982)	—	—	—
Change in fair value of derivative liability	—	3,348,000	—	1,614,000
Change in fair value of warrant liability	10,302,657	—	(329,343)	—
Interest income	136,639	271,210	88,849	119,391
Total other income (expenses)	18,314	3,619,210	(240,494)	1,733,391

Income (loss) before income taxes	(3,240,813)	767,180	(2,041,272)	384,288
Provision for income taxes	—	—	—	—
Income (loss) from continuing operations, net of tax	(3,240,813)	767,180	(2,041,272)	384,288

Gain from assignment of subsidiaries and Vivus settlement	6,973,302	—	6,973,302	—
Gain (loss) from discontinued operations	(559,665)	(3,591,869)	500,816	(1,046,314)

Net Income (loss)	$3,172,824	$(2,824,689)	$5,432,846	$(662,026)

Preferred Stock dividend and cash premiums	(493,357)	(812,303)	(218,190)	(216,798)
Preferred Stock accretion	—	(7,124,871)	—	(1,856,095)
Deemed dividend on Series A Preferred warrants	(43,754,824)	—	(35,399,000)	—
Deemed dividend on Series A Warrants	(3,270,000)	—	(3,270,000)	—

Net income (loss) from continuing operations attributable to common stockholders	$(50,758,994)	$(7,169,994)	$(40,928,462)	$(1,688,605)
Gain (loss) from discontinued operations attributable to common stockholders	$6,413,637	$(3,591,869)	$7,474,118	$(1,046,314)
Basic and Diluted – continuing operations	$(3.73)	$(29.52)	$(1.58)	$(5.71)
Basic and Diluted – discontinued operations, assignment and settlement	$0.47	$(14.79)	$0.29	$(3.54)
Basic and Diluted	$(3.26)	$(44.31)	$(1.29)	$(9.25)
Weighted average common shares outstanding
Basic and Diluted	13,610,547	242,894	25,922,503	295,524

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND DEFICIT

(Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2025
Balance, March 31, 2025	2,052,762	$205	$105,883,980	$(115,468,393)	$(9,584,208)
Stock-based compensation expense	—	—	74,321	—	74,321
Series A Preferred Stock dividends	—	—	(218,190)	—	(218,190)
Preferred Stock redemption including cash premium	1,000,000	100	137,823	—	137,923
Rounded Shares	22,912	2	(2)	—	—
Deemed dividend on Preferred Stock	—	—	(13,552)	—	(13,552)
Cashless exercise of Series B Warrants	39,208,828	3,921	8,613,822	—	8,617,743
Net Income	—	—	—	5,432,846	5,432,846
Balance, June 30, 2025	42,284,502	$4,228	$114,478,202	$(110,035,547)	$4,446,883

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2025
Balance, December 31, 2024	421,124	$42	$105,740,751	$(113,208,371)	$(7,467,578)
Stock-based compensation expense	—	—	154,359	—	154,359
Common Stock and prefunded warrants issued, net of expenses	1,600,000	160	(160)	—	—
Series A Preferred Stock dividends	—	—	(493,357)	—	(493,357)
Preferred Stock redemption including cash premium	1,031,638	103	476,341	—	476,444
Rounded Shares	22,912	2	(2)	—	—
Deemed dividend on Preferred Stock	—	—	(13,552)	—	(13,552)
Cashless exercise of Series B Warrants	39,208,828	3,921	8,613,822	—	8,617,743
Net loss	—	—	—	3,172,824	3,172,824
Balance, June 30, 2025	42,284,502	$4,228	$114,478,202	$(110,035,547)	$4,446,883

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2024
Balance, March 31, 2024	5,663	$906,979	275,274	$27	$110,838,796	$(101,052,244)	$9,786,579
Stock-based compensation expense	—	—	—	—	16,834	—	16,834
Common Stock issued for services	—	—	9,806	1	99,999	—	100,000
Series A Preferred Stock accretion	—	1,856,095	—	—	(1,856,095)	—	(1,856,095)
Series A Preferred Stock dividends	—	153,842	—	—	(153,842)	—	(153,842)
Preferred Stock redemption including cash premium	(1,624)	(1,801,154)	86,821	9	901,780	—	901,789
Deemed dividends on Preferred Stock	—	—	—	—	(62,956)	—	(62,956)
Net loss	—	—	—	—	—	(662,026)	(662,026)
Balance, June 30, 2024	4,039	$1,115,762	371,901	$37	$109,784,516	$(101,714,270)	$8,070,283

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2024
Balance, December 31, 2024	10,022	$408,982	119,655	$12	$110,960,610	$(98,889,581)	$12,071,041
Stock-based compensation expense	—	—	—	—	197,215	—	197,215
Common Stock issued for services	—	—	12,919	1	209,999	—	210,000
Series A Preferred Stock accretion	—	7,124,871	—	—	(7,124,871)	—	(7,124,871)
Series A Preferred Stock dividends	—	754,962	—	—	(754,962)	—	(754,962)
Preferred Stock redemption including cash premium	(5,983)	(7,173,053)	239,327	24	6,353,866	—	6,353,890
Deemed dividends on Preferred Stock	—	—	—	—	(57,341)	—	(57,341)
Net loss	—	—	—	—	—	(2,824,689)	(2,824,689)
Balance, June 30, 2024	4,039	$1,115,762	371,901	$37	$109,784,516	$(101,714,270)	$8,070,283

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net Income (loss)	$3,172,824	$(2,824,689)
Less loss from discontinued operations	(559,665)	(3,591,869)
Operating Income from continuing operations	3,732,489	767,180
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(10,302,657)	—
Change in fair value of derivative liability	—	(3,348,000)
Warrant issuance costs	10,420,982	—
Gain on asset disposition and Vivus settlement	(6,973,302)	—
Employee stock-based compensation	154,359	197,215
Stock issued for services	—	210,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(74,457)	(34,430)
Accounts payable	205,690	(212,057)
Accrued expenses	160,983	214,928
Net cash used in operating activities – continuing operations	(2,675,913)	(2,205,164)
Net cash used in operating activities – discontinued operations	(1,991,326)	(592,046)
Net cash used in operating activities	(4,667,239)	(2,797,210)

Cash flows from financing activities:
Proceeds from common stock and prefunded warrants, net	8,503,018	—
Redemption of Series A Preferred Stock	(224,249)	(2,699,960)
Net cash provided by (used in) financing activities – continuing operations	8,278,769	(2,699,960)
Net cash used in financing activities – discontinued operations	—	(379,791)
Net cash provided by (used in) financing activities	8,278,769	(3,079,751)

Net increase (decrease) in cash	3,611,530	(5,876,961)

Cash and cash equivalents, beginning of period	3,709,971	13,336,975
Cash and cash equivalents, end of period	7,321,501	7,460,014
Less: Cash and cash equivalents attributable to discontinued operations	—	(710,657)
Cash and cash equivalents, end of period – continuing operations	$7,321,501	$6,749,357

Supplemental cash flow information:
Cash paid for interest during the period	$—	$—

Noncash Items:
Noncash redemption of Series A Preferred Stock	$476,444	$6,353,890
Accrued Series A Preferred Stock payments payable	—	224,124
Accretion of Series A Preferred Stock to redemption value	—	7,124,871
Accrual of Series A Preferred Stock dividends	493,357	754,962
Non-cash warrant issuance costs	18,924,000	—
Cashless exercise of Series B warrants	8,617,743	—
Deemed dividend on Series A Preferred Stock	13,552	—
Deemed dividend on Series A Preferred Warrants	43,754,824	—
Deemed dividend on Series A Warrants	3,270,000	—

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Nature of Operations, Basis of Presentation, Liquidity and Going Concern

Nature of Operations

Petros Pharmaceuticals, Inc. (“Petros” or the “Company”) was incorporated in Delaware on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. Prior to June 2025, Petros consisted of wholly owned subsidiaries: Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV” and, collectively with Metuchen and Timm Medical the “Subsidiaries”). The Company has historically been engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which the Company licensed from Vivus, Inc. (“Vivus”). Petros also historically marketed its own line of ED products in the form of vacuum erection device products (“VEDs”) through its previous subsidiaries, Timm Medical and PTV, including VEDs marketed as “Osbon ErecAid” and “PosTVac.”

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally, Timm Medical and PTV were assigned to a third-party in connection with the ABC (as defined herein), and accordingly, the Company is no longer engaged in the marketing or selling of VEDs following the completion of the ABC process. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

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

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had cash and cash equivalents of $7.3 million, working capital of $4.4 million from continuing operations, and accumulated deficit of $110 million. The Company’s plans include, or may include, utilizing cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

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

On March 26, 2025, the Company received a letter (the “March 2025 Letter”) from the Staff notifying the Company that the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Bid Price Listing Rule”) which the Company addressed before the Panel.

On April 8, 2025, Nasdaq notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1). Pursuant to Nasdaq Listing Rule 5810(d), this deficiency became an additional basis for delisting, and as such, the Company addressed these concerns before the Panel on May 6, 2025.

On April 28, 2025, the Company received a letter from the Staff indicating that the Staff had public interest concerns regarding the Company’s public offering of securities that closed on February 19, 2025, which serves as an additional basis for delisting the Company’s securities pursuant to Nasdaq Listing Rule 5810(d) (the “Matter”) and the Company addressed these concerns before the Panel on May 6, 2025.

On May 20, 2025, the Company received a letter (the “Letter”) from the Panel indicating that the Panel has determined to delist the Company’s securities from Nasdaq as a result of the foregoing. Pursuant to the Letter, the Panel determined to deny the Company’s request to continue its listing on Nasdaq and the Company’s Common Stock was suspended at the open of trading on May 22, 2025. Following the suspension of trading on Nasdaq, beginning on May 22, 2025, the Company’s Common Stock began and continues to trade publicly on the OTC Markets under its existing symbol “PTPI”. The Company is currently appealing the decision by Nasdaq to delist the Company’s securities. There can be no assurance that an appeal will be successful.

Metuchen ABC

On January 18, 2022, Metuchen and Vivus, Inc. (“Vivus”) entered into a Settlement Agreement (the “Vivus Settlement Agreement”) related to the minimum purchase requirements under the Vivus Supply Agreement in 2018, 2019 and 2020 and certain reimbursement rights asserted by a third-party retailer in connection with quantities of Metuchen’s Stendra® product that were delivered to the third-party retailer and later returned. In connection with the Vivus Settlement Agreement, Metuchen retained approximately $7.3 million of API inventory (representing the 2018 and 2019 minimum purchase requirements) out of approximately $12.4 million due under the Vivus Supply Agreement, in conjunction with forgiveness of approximately $4.25 million of current liabilities relating to returned goods and minimum purchase commitments. In exchange for the API and reduction of current liabilities, Metuchen executed an interest-bearing promissory note (the “Note”) in favor of Vivus in the principal amount of $10,201,758. The parties also entered into that certain Security Agreement, dated January 18, 2022 (“Security Agreement”), pursuant to which Metuchen granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement (the “Collateral”) to secure Metuchen’s obligations under the Note. The Security Agreement contained customary events of default. The Company recorded the impact of this transaction, including the gain in the first quarter of 2022.

In addition to the payments to be made in accordance with the Note, Metuchen further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, Metuchen made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon Metuchen’s satisfaction of certain regulatory submissions, Vivus released 50% of the quantity of bulk Stendra® tablets under Metuchen’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represented approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement, Vivus released the remaining 50% of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon Metuchen’s satisfaction of the remaining regulatory submission requirements.

On October 1, 2024, Metuchen failed to make the payment due pursuant to the Note and related Security Agreement in the amount of $0.5 million, constituting an Event of Default (as defined in the Note) under the Note and Security Agreement. The outstanding principal amount on the Note, plus accrued and unpaid interest thereon, was $7,574,824 as of December 31, 2024. As a result of an event of default under the Settlement Agreement and the Security Agreement existing and continuing by virtue of Metuchen’s failure to pay the Installment (as defined in the Note) that was due October 1, 2024 (the “Vivus Event of Default”), all the obligations under the Settlement Agreement and the Security Agreement (the “Obligations”) became immediately due and payable on the date of the Foreclosure Notice (as defined below).

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

On June 16, 2025, in accordance with California state law, the Company effected an assignment (the “Assignment”) of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims (“Assets”) of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical and PTV and each of their respective Assets (collectively, the “ABC Assets”), for the benefit of creditors to a special purpose vehicle that is managed by a third-party fiduciary (the “Assignee”) such that, as of June 16, 2025, the Assignee succeeded to all of each Subsidiary’s right, title and interest in and to the respective ABC Assets. Upon the completion of the Assignment, the Assignee obtained sole control over the ABC Assets and each Subsidiary no longer operates its business or controls the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which was commenced by each Subsidiary entering a contractual assignment for the benefit of creditors on June 16, 2025, that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the ABC Assets. The Assignee is expected to liquidate the property through an auction sale and distribute the proceeds to the Subsidiaries’ creditors according to their respective priorities at law to satisfy Metuchen’s obligations, including the Obligations, in accordance with the rules and regulations of the State of California. If any proceeds remain after all of Metuchen’s obligations, including the Obligations, and costs associated with the liquidation process have been satisfied, any remaining proceeds will be distributed to Metuchen’s equity holder, which is the Company (collectively, the “ABC”).

Pursuant to that certain letter agreement (the “Sherwood Agreement”), dated as of March 31, 2025, by and between Metuchen and Sherwood Partners, Inc. (“Sherwood”), Sherwood agreed to provide certain consulting and advisory services in connection with the ABC, including in connection with the sale process and budgeting and planning process (the “Services”). In consideration for the Services, Metuchen has agreed to pay a fee to Sherwood equal to $60,000 and a cash fee equal to 9% of the gross proceeds of the sale of the ABC Assets and has agreed to reimburse Sherwood for certain reasonable out of pocket expenses.

2)    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2025, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025. All transactions between the consolidated entities have been eliminated in consolidation.

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

3)    Discontinued Operations

ABC Assets’ Discontinued Operations

As a result of the Board ABC Resolution and Sherwood Agreement, as of March 31, 2025, the Company determined that the ABC Assets met the held for sale and discontinued operations accounting criteria. Accordingly, the ABC Assets were classified as held for sale in the condensed consolidated balance sheets for all periods presented, and its net assets were classified as current and non-current. Additionally, the Company classified the ABC Assets’ operations as discontinued operations in its condensed consolidated statements of operations for all periods presented.

Carrying amounts of assets and liabilities associated with the ABC Assets included as part of condensed consolidated discontinued operations:

December 31,
2024
(Unaudited)
Assets held for sale:
Current assets:
Cash and cash equivalents	$1,991,326
Accounts receivable, net	416,076
Inventories	1,349,802
Prepaid inventory	1,649,212
Prepaid expenses and other current assets	168,332
Total current assets held for sale	5,574,748

Fixed assets, net	22,948
Intangible assets, net	3,204,354
Right of use assets	113,730
Total non-current assets held for sale	$3,341,032

Liabilities held for sale:
Current liabilities:
Current portion of promissory note	$7,248,635
Accounts payable	1,564,631
Accrued expenses	6,362,763
Other current liabilities	78,166
Total current liabilities held for sale	15,254,195

Other long-term liabilities	75,223
Total non-current liabilities held for sale	$75,223

Condensed Consolidated statement of operations related to the ABC Assets’ discontinued operations:

	For the Six Months Ended June 30,
	2025	2024
Net sales	$1,346,445	$2,810,276
Cost of goods sold	379,628	660,939
Gross profit	966,817	2,149,337
Selling, general and administrative	964,573	2,146,058
Research and development expense	82,957	1,924,750
Depreciation and amortization expense	315,858	1,435,677
Interest expense, promissory note	163,094	234,721
Loss from discontinued operations before income tax	(559,665)	(3,591,869)
Provision for income taxes	—	—
Loss from discontinued operations	$(559,665)	$(3,591,869)

	For the Three Months Ended June 30,
	2025	2024
Net sales	$632,908	$1,421,471
Cost of goods sold	180,727	329,110
Gross profit	452,181	1,092,361
Selling, general and administrative	(175,749)	937,527
Research and development expense	770	368,798
Depreciation and amortization expense	126,344	717,838
Interest expense, promissory note	—	114,512
Gain (loss) from discontinued operations before income tax	500,816	(1,046,314)
Provision for income taxes	—	—
Gain (loss) from discontinued operations	$500,816	$(1,046,314)

As a result of the assignment of the net liabilities of Metuchen on June 15, 2025, the Company recognized a noncash gain of $6,973,302 during the three and six months ended June 30, 2025. Cash flows related to discontinued operations are included in the condensed consolidated statements of cash flows. There were no significant operating noncash items or investing activities cash flows from discontinued operations during the six months ended June 30, 2025, or the six months ended June 30, 2024.

4)    Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2025	December 31, 2024
Accrued professional fees	$30,000	$98,700
Accrued bonuses	230,399	—
Other accrued expenses	225	941
Total accrued expenses	$260,624	$99,641

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

On March 30, 2025, the Company entered into an Amendment Agreement (the “March 2025 Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations (the “March 2025 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of the date of the March 2025 Amendment Agreement, pursuant to the Certificate of Designations, to July 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The March 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to July 15, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations). The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025. As of the date of this filing, the liability for accrued Series A Preferred payments payable has not been fully settled and the Certificate of Designations has not been further amended to extend the maturity date as set forth therein.

During the three and six months ended June 30, 2025, the Company issued 1,000,000 and 1,031,638 shares of Common Stock to settle $137,923 and $476,444 of the accrued Series A Preferred Stock payments payable, respectively. Additionally, during the three months ended June 30, 2025, the Company made cash payments totaling $224,249 in settlement of the accrued Series A Preferred Stock payments payable. During the three and six months ended June 30, 2025, the Company recognized additional Series A Preferred Stock dividends totaling $218,190 and $493,357, respectively, in Series A Preferred Stock dividends at the stated dividend rate, and recognized $13,552 in additional deemed dividends.

During the three months ended June 30, 2024, the Company redeemed a total of 1,624 Series A Preferred Shares in cash for $1,578,550 and issued 86,821 shares of Common Stock pursuant to the terms of the Certificate of Designations, equal to $901,789. During the three months ended June 30, 2024, the Company recognized a total of $216,798 of preferred dividends consisting of $153,842 of preferred dividends at the stated dividend rate, and $62,956 of cash premiums recognized as deemed dividends.

During the six months ended June 30, 2024, the Company redeemed a total of 5,983 Series A Preferred Shares for cash equal to $2,699,960 and issued 239,327 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, equal to $6,353,890. During the six months ended June 30, 2024, the Company recognized a total of $812,303 of preferred dividends consisting of $754,962 of preferred dividends at the stated dividend rate, and $57,341 of cash premium recognized as a deemed dividend.

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

February 2025 Equity Financing

On February 17, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”) for the issuance and sale, in a best efforts public offering (the “Public Offering”), of (i) 558,000 units (the “Units”), each Unit consisting of one share (the “Shares”) of the Company’s Common Stock, one Series A Warrant (the “Series A Warrants”) to purchase 0.25 share of Common Stock (the “Series A Warrant Shares”) and one Series B Warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Series Warrants”) to purchase one shares of Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”) and (ii) 1,042,000 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”), one Series A Warrant and one Series B Warrant. The public offering price was $6.00 per Unit and $5.9975 per Pre-Funded Unit. The Offering closed on February 19, 2025. The aggregate gross proceeds from the Offering were approximately $9.6 million before deducting estimated offering expenses payable by the Company totaling approximately $1.1 million. The Company intends to use the net proceeds from the offering of approximately $8.5 million for working capital and general corporate purposes.

In connection with the Company’s Reverse Stock Split, the exercise price of the Series A Warrants was adjusted to $0.36625 per 0.25 share, and the number of Series A Warrants was adjusted proportionally to 13,105,802 which are exercisable into 3,276,451 shares of Common Stock; and the exercise price of the Series B Warrants was adjusted to $0.4883 per share and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted to 13,105,802 shares pursuant to the full ratchet anti-dilution provisions contained in the Series Warrants. As the Series B Warrants were classified as liabilities upon issuance, the changes in fair value as a result of these adjustments were recognized in earnings for the three and six months ended June 30, 2025.

The Company considers the change in exercise price due to the anti-dilution adjustments contained in the Series A Warrants to be of equity in nature, as the issuance allowed the Series A Warrant holders to exercise such Series A Warrants for Common Stock, which represents an equity-for-equity exchange. Therefore, the changes in the fair value of the Series A Warrants before and after the effect of the anti-dilution adjustments will be treated as deemed dividend in the amount of approximately $3.27 million during the three and six months ended June 30, 2025.

The Company valued the deemed dividend in connection with the Company’s 25-for-1 Reverse Stock Split as the difference between: (a) the modified fair value of the Series A Warrants in the amount of approximately $3.67 million and (b) the fair value of the original award prior to the modification of approximately $0.4 million. The fair value of the Series A Warrants before the anti-dilution adjustment was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of the Series A Warrants totaling 1,600,000; the exercise price of $3.00 per 0.25 share; dividend yield of 0%; remaining term of 4.95 years; equity volatility of 165%; and a risk-free interest rate of 3.7%. The fair value of the Series A Warrants after the effect of the anti-dilution adjustment was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of the Series A Warrants totaling 13,105,802; the exercise price of $0.36625 per 0.25 share; dividend yield of 0%; remaining term of 4.95 years; equity volatility of 165%; and a risk-free interest rate of 3.7%.

The exercisability of the Series Warrants was subject to receipt of such stockholder approval was required by the applicable rules and regulations of the Nasdaq Capital Market LLC, including, but not limited to, with respect to (i) the issuance of all of the shares of Common Stock issuable upon exercise the Series Warrants in accordance with their terms (including adjustment provisions set forth therein), and (ii) to consent to any adjustment to the exercise price or number of shares of Common Stock underlying the Series Warrants in the event of a Share Combination Event and Dilutive Issuance, each as defined in the Series Warrants (collectively, the “Warrant Stockholder Approval”). The Company agreed to use its reasonable best efforts to obtain such approval within 60 days from the closing of the Offering, and agreed to cause an additional stockholder meeting to be held every 90 days thereafter until such Warrant Stockholder Approval is obtained. The Series B Warrants specifically can be settled by way of an alternative cashless exercise after stockholder approval is obtained, in which the Series B Warrant holders can receive three times the number of shares of Common Stock that would be issuable under a cash exercise. The Warrant Stockholder Approval was obtained at the Company’s special meeting of stockholders held on April 10, 2025. Subsequent to March 31, 2025, and pursuant to the terms of the Series Warrants, upon receipt of the Warrant Stockholder Approval, the Floor Price (as defined in the Series Warrants) was adjusted to $1.465 per share.

The Series B Warrants became exercisable beginning on the first trading day following the date of Warrant Stockholder Approval (the “Initial Exercise Date.”). Holders of the Series B Warrants may effect an “alternative cashless exercise” at any time while the Series B Warrants are outstanding following the Initial Exercise Date. Under the alternative cashless exercise option, a holder of a Series B Warrant has the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of shares of Common Stock that would be issuable upon a cash rather than a cashless exercise of the Series B Warrant and (ii) 3.0.

Subject to certain limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants were immediately exercisable and could have been exercised at a nominal consideration of $0.0001 per share any time until all of the Pre-Funded Warrants were exercised in full. A holder did not have the right to exercise any portion of the Series Warrants or the Pre-Funded Warrants if the holder (together with its affiliates) would have beneficially owned in excess of 4.99% or 9.99%, respectively (or at the election of the holder of the Series Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after having given effect to the exercise, as such percentage ownership was determined in accordance with the terms of the Series Warrants or the Pre-Funded Warrants, respectively. However, upon notice from the holder to the Company, the holder could have increased the beneficial ownership limitation pursuant to the Series Warrants, which may not have exceeded 9.99% of the number of shares of Common Stock outstanding immediately after having given effect to the exercise, as such percentage ownership was determined in accordance with the terms of the Series Warrants, provided that any increase in the beneficial ownership limitation would not have taken effect until 61 days following notice to the Company.

In connection with the Public Offering, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants. In connection with the Company’s 1-for-25 Reverse Stock Split and pursuant to the share combination event adjustment provisions in the Series A Certificate of Designations and the Warrants, the conversion price of the Series A Preferred Stock was further adjusted to $0.1269 and the exercise price of the Warrants was further adjusted to $0.1269 per share, and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 127,659,584 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Warrants to be of an equity nature, as the issuance allowed the Warrant holders to exercise the Warrants for shares of Common Stock, which represents an equity-for-equity exchange. Therefore, the changes in the fair value of the Warrants before and after the effect of the anti-dilution adjustments will be treated as deemed dividend in the amount of approximately $35.4 and $43.8 million during the three and six months ended June 30, 2025, respectively. The Company valued the deemed dividend in connection with the Public Offering as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $9.1 million and (b) the fair value of the original award prior to the modification of approximately $0.7 million. The fair value of the Warrants before the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 288,000 shares; the exercise price of $56.25 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The fair value of the Warrants after the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The Company valued the deemed dividend in connection with the Company’s 25-for-1 Reverse Stock Split as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $35.9 million and (b) the fair value of the original award prior to the modification of approximately $0.5 million. The fair value of the Warrants before the effect of the anti-dilution triggering event was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 182.0%; and a risk-free interest rate of 3.6%. The fair value of the Warrants after the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 127,659,584 shares; the exercise price of $0.1269 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 182.0%; and a risk-free interest rate of 3.6%.

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

During the three months ended June 30, 2025, investors exercised a total of 13,069,610 of the Series B Warrants under the alternative cashless exercise option pursuant to which the Company issued a total of 39,208,828 shares of the Company’s Common Stock. As a result of the exercises, the Company relieved approximately $8.6 million of the corresponding warrant liability which was recognized as an increase to stockholders’ equity.

6)    Stock-Based Compensation

The Company held a special meeting of stockholders on April 10, 2025, at which the Company’s stockholders approved an amendment to the Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Incentive Plan”) to increase the aggregate number of shares of Common Stock available for the grant of awards under the Incentive Plan by 40,000,000, to a total of 40,110,400 shares of Common Stock.

The following is a summary of restricted stock awards for the six months ended June 30, 2025:

		Weighted-
	Number of	Average
	Shares	Grant Date Fair Value
Restricted Stock Awards Unvested at December 31, 2024	—	—
Restricted Stock Awards granted	88,000	$6.78
Restricted Stock Awards vested	—	—
Restricted Stock Awards Unvested at June 30, 2025	88,000	$6.78

Stock-based compensation expense associated with restricted stock awards recognized for the three and six months ended June 30, 2025, was $74,321 and $154,359, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations. As of June 30, 2025, unrecognized stock-based compensation expense is approximately $482,000 to be recognized over a term of 1.62 years.

7)    Common Stock Warrants

The following is a summary of warrants for the six months ended June 30, 2025:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding - December 31, 2024	324,273	$340.50	3.3	$—
Warrants issued in 2025	154,625,446	0.41	—	—
Warrants exercised 2025	(14,108,922)	1.39	—	—
Warrants expired in 2025	(2,912)	1,428.37	—	—
Warrants outstanding and exercisable - June 30, 2025	140,837,885	$0.84	3.2	$—

Of the 154,625,446 warrants issued per the table above, 150,383,446 were the result of adjustments due to warrant repricing pursuant to the terms of the corresponding warrants (See Note 5).

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

The Company utilized a scenario-based option pricing model to calculate the value of the Series B Warrants issued during the six months ended June 30, 2025. The fair value of the Series B Warrants of $18.9 million was estimated at the date of issuance using the following inputs and assumptions: the issuance date closing stock price of $4.00, the number of Series B Warrants issued totaling 1,600,000, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 upon receipt of the Warrant Stockholder Approval. The Warrant Stockholder Approval was obtained on April 10, 2025.

During the three and six months ended June 30, 2025, the Company recorded a loss of $0.3 million and a gain of approximately $10.3 million, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the condensed consolidated statement of operations, and relieved the warrant liability by approximately $8.6 million in conjunction with the exercise of warrants during the three and six months ended June 30, 2025 (See Note 5). The fair value of the remaining outstanding Series B Warrants of approximately $3,600 was estimated at June 30, 2025 utilizing a scenario-based option pricing model using the following inputs and assumptions: the valuation date stock price of $0.34, the number of Series B Warrants outstanding as of the valuation date totaling 36,198, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 upon receipt of the Warrant Stockholder Approval.

8)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into shares of Common Stock that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three and Six Months Ended
	June 30,
	2025	2024
Stock options	14,624	20,365
RSA’s	88,000	—
Series A Convertible Preferred stock	—	81,528
Warrants	131,080,918	327,683
Total	131,183,542	429,576

9)    Commitments and Contingencies

(a)    Legal Proceedings

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, cash flows or results of operations.

10)    Segment Information

During the current year, the Company has reorganized its business operations resulting in a change in the number of reportable segments. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally, Metuchen, Timm Medical and PTV have been assigned to a third-party in connection with the ABC (as defined herein), and accordingly, the Company is no longer engaged in the marketing or selling of VEDs. As a result, two segments, Prescription Medications and Medical Devices have been reclassified as discontinued operations. Accordingly, subsequent to the ABC the Company operations comprise a single operating segment at the consolidated level. The Company’s CODM reviews and evaluates consolidated net income as presented in the accompanying consolidated statements of operations for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

11)    Fair Value Measurements

The Company maintains cash in checking and money market accounts with financial institutions. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had approximately $6.6 million of cash equivalents as of June 30, 2025, and approximately $1.0 million as of December 31, 2024.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended June 30, 2025. The carrying amounts of cash equivalents, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of June 30, 2025, due to their short-term nature.

During the six months ended June 30, 2025, the Company had warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a scenario-based option pricing model, with the key inputs described in Note 7 above. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval.

The following table details the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of June 30, 2025:

June 30, 2025	Level 1	Level 2	Level 3
Liabilities
Warrant Liabilities	$—	$—	$3,600
Total Liabilities	$—	$—	$3,600

The following table provides a roll forward of the fair value of the warrant liability noted above:

	Series B	Total Warrant
	Warrants	Liabilities
Beginning balance - January 1, 2025	$—	$—
Issuances	$18,924,000	$18,924,000
Exercises	$(8,617,743)	$(8,617,743)
Gain on change in fair value	$(10,302,657)	$(10,302,657)
Ending balance - June 30, 2025	$3,600	$3,600

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

Overview

Petros was incorporated in Delaware on May 14, 2020, for the purpose of effecting the transactions contemplated by that certain Agreement and Plan of Merger, dated as of May 17, 2020 (as amended, the “Merger Agreement”), by and between Petros, Neurotrope, Inc., a Nevada corporation (“Neurotrope”), Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), and certain subsidiaries of Petros and Neurotrope. Prior to June 2025, Petros consisted of wholly owned subsidiaries: Metuchen, Neurotrope, Timm Medical Technologies, Inc. (“Timm Medical”), and Pos-T-Vac, LLC (“PTV” and, collectively with Metuchen and Timm Medical, the “Subsidiaries”). The Company has historically been engaged in the commercialization and development of Stendra®, a U.S. Food and Drug Administration (“FDA”) approved PDE-5 inhibitor prescription medication for the treatment of erectile dysfunction (“ED”), which the Company licensed from Vivus, Inc. (“Vivus”). Petros also historically marketed its own line of ED products in the form of vacuum erection device products (“VEDs”) through its previous subsidiaries, Timm Medical and PTV, including VEDs marketed as “Osbon ErecAid” and “PosTVac.”

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. As of March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. In addition, on June 16, 2025, in accordance with California state law, the Company effected an assignment (the “Assignment”) of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims (“Assets”) of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical and PTV and each of their respective Assets (collectively, the “ABC Assets”), for the benefit of creditors to a special purpose vehicle that is managed by a third-party fiduciary (the “Assignee”) such that, as of June 16, 2025, the Assignee succeeded to all of each Subsidiary’s right, title and interest in and to the respective ABC Assets. Upon the completion of the Assignment, the Assignee obtained sole control over the ABC Assets and each Subsidiary no longer operates its business or controls the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which was commenced by each Subsidiary entering a contractual assignment for the benefit of creditors on June 16, 2025, that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the ABC Assets. Accordingly, the Company is no longer engaged in the marketing or selling of VEDs following the completion of the Assignment. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

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

The Company believes the platform will be anchored in recent FDA adopted rules, such as the FDA’s Nonprescription Drug Product with an Additional Condition for Nonprescription Use rule (“ACNU Rule”), intended to increase options to develop and market nonprescription drug products; Trusted Exchange Framework and Common Agreement (“TEFCA”), a nationwide framework for health information sharing; and Qualified Health Information Networks, which are sponsored by the FDA and the Department of Health and Human Services.

The Company’s Business

The Company has historically been engaged in the commercialization and development of Stendra®. In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers to mitigate the risk of returns associated with expired or near-expired prescription medication due to Stendra® having less than a six-month shelf life. In addition, as of March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra® and is no longer engaged in the marketing or selling of VEDs. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

Discontinued Operations

In connection with the Assignment, the results of the Subsidiaries are presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Management’s discussion and analysis of the Company’s financial condition and results of operations that follows reflects the continuing operations of the Company. The Company’s liquidity is likely to be significantly affected by the discontinued operations, as Metuchen accounted for a significant portion of the Company’s revenue. Without this revenue stream, the Company may face challenges generating sufficient cash flow to fund operations, unless it secures alternative income sources or financing.

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

The ABC

On March 31, 2025, the Board determined and approved that it is advisable and in the best interests of the Company and the Company’s stockholders to effect the Assignment. In accordance with California state law, on June 16, 2025, the Company assigned all of its right, title, interest in, and custody and control of each Subsidiary’s property to the Assignee, such that, as of June 16, 2025, the Assignee succeeded to all of each Subsidiary’s right, title and interest in and to the respective ABC Assets. Upon the completion of the Assignment, the Assignee obtained sole control over the ABC Assets and each Subsidiary no longer operates its business or controls the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which was commenced by each Subsidiary entering a contractual assignment for the benefit of creditors on June 16, 2025, that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the ABC Assets. The Assignee liquidated the property through an auction sale and distributed the proceeds to the Subsidiaries’ creditors according to their respective priorities at law to satisfy the Subsidiaries’ obligations, in accordance with the rules and regulations of the State of California. If any proceeds remain and costs associated with the liquidation process have been satisfied, any remaining proceeds will be distributed to the Subsidiaries’ equity holder, which is the Company.

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

On March 26, 2025, the Company received a letter (the “March 2025 Letter”) from the Staff notifying the Company that the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, and, accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Bid Price Listing Rule”) which the Company addressed before the Panel.

On April 8, 2025, Nasdaq notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1). Pursuant to Nasdaq Listing Rule 5810(d), this deficiency became an additional basis for delisting, and as such, the Company addressed these concerns before the Panel on May 6, 2025.

On April 28, 2025, the Company received a letter from the Staff indicating that the Staff had public interest concerns regarding the Company’s public offering of securities that closed on February 19, 2025, which serves as an additional basis for delisting the Company’s securities pursuant to Nasdaq Listing Rule 5810(d) (the “Matter”) and the Company addressed these concerns before the Panel on May 6, 2025.

On May 20, 2025, the Company received a letter (the “Letter”) from the Panel indicating that the Panel has determined to delist the Company’s securities from Nasdaq as a result of the foregoing. Pursuant to the Letter, the Panel determined to deny the Company’s request to continue its listing on Nasdaq and the Company’s Common Stock was suspended at the open of trading on May 22, 2025. Following the suspension of trading on Nasdaq, the Company’s Common Stock continues trade publicly on the OTC Markets under its existing symbol “PTPI” beginning on May 22, 2025. The Company is currently appealing the decision by Nasdaq to delist the Company’s securities. There can be no assurance that an appeal will be successful.

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

Our critical accounting estimates have not changed materially from those described in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

Results of Operations

Six Months Ended June 30, 2025, and 2024 (Unaudited)

The following table sets forth a summary of our statements of operations for the six months ended June 30, 2025, and 2024:

	For the Six Months Ended June 30,
	2025	2024
Operating expenses:
Selling, general and administrative	3,259,127	2,852,030
Total operating expenses	3,259,127	2,852,030

Loss from continuing operations	(3,259,127)	(2,852,030)
Other income (expenses):
Warrant issuance costs	(10,420,982)	—
Change in fair value of derivative liability	—	3,348,000
Change in fair value of warrant liability	10,302,657	—
Interest income	136,639	271,210
Total other income	18,314	3,619,210

Income (loss) before income taxes	(3,240,813)	767,180
Provision for income taxes	—	—
Income (loss) from continuing operations, net of tax	(3,240,813)	767,180

Gain on asset disposition/Vivus	6,973,302	—
Loss on discontinued operations	(559,665)	(3,591,869)

Net Income (loss)	$3,172,824	$(2,284,689)

Operating Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025, and June 30, 2024, were $3,259,127 and $2,852,030, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses increased by $407,097, or 14%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Increased selling general and administrative expenses were primarily driven by increased professional service fees of $519,665, payroll and benefits expenses of $13,509, partially offset by decreased stock-based compensation expense of $42,856, and other operating expenses of $83,222.

Warrant Issuance Costs

Warrant issuance costs for the six months ended June 30, 2025, and June 30, 2024, were $10,420,982 and $0, respectively. The warrant issuance costs of $10.4 million were associated with the February 2025 Public Offering (as defined herein).

Change in fair value of derivative liability

For the six months ended June 30, 2025, and June 30, 2024, the Company recorded gains of $0.0 million and $3.3 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

Change in fair value of warrant liability

For the six months ended June 30, 2025, and June 30, 2024, the Company recorded a gain of approximately $10.3 million and $0 million, respectively, for the change in fair value of the warrant liability. The gain in 2025 is related to the decrease in fair value of the Series Warrants issued in the Public Offering.

Interest Income

Interest income for the six months ended June 30, 2025, and 2024, was $136,639 and $271,210, respectively. Petros invested its cash in money market securities during 2025 and 2024.

Gain on from assignment of subsidiaries and Vivus settlement

For the six months ended June 30, 2025, and June 30, 2024, the Company recorded a gain of $7.0 million and $0 million, respectively, for the disposal of assets and the settlement with Vivus. The gain in 2025 is related to the assignment of the net liabilities of the Subsidiaries on June 15, 2025.

Loss on Discontinued Operations

For the six months ended June 30, 2025, and June 30, 2024, the Company recorded losses of $0.6 million and $3.6 million, respectively, from discontinued operation.

Three Months Ended June 30, 2025, and 2024 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended June 30, 2025, and 2024:

	For the Three Months Ended June 30,
	2025	2024
Operating expenses:
Selling, general and administrative	1,800,778	1,349,103
Total operating expenses	1,800,778	1,349,103

Loss from continuing operations	(1,800,778)	(1,349,103)
Other income (expenses):
Warrant issuance costs	—	—
Change in fair value of derivative liability	—	1,614,000
Change in fair value of warrant liability	(329,343)	—
Interest income	88,849	119,391
Total other income (expenses)	(240,494)	1,733,391

Income (loss) before income taxes	(2,041,272)	384,288
Provision for income taxes	—	—
Income (loss) from continuing operations, net of tax	(2,041,272)	384,288

Gain on asset disposition/Vivus	6,973,302	—
Gain (loss) on discontinued operations	500,816	(1,046,314)

Net income (loss)	$5,432,846	$(662,026)

Operating Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025, and June 30, 2024, were $1,800,778 and $1,349,103, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses increased by $451,675, or 33%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Increased selling general and administrative expenses were primarily driven by increased professional service fees of $381,691, stock-based compensation expense of $57,487, payroll and benefits expenses of $69,937, partially offset by decreased other operating expenses of $57,440.

Change in fair value of derivative liability

For the three months ended June 30, 2025, and June 30, 2024, the Company recorded gains of $0.0 million and $1.6 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

Change in fair value of warrant liability

For the three months ended June 30, 2025, and June 30, 2024, the Company recorded a loss of approximately $0.3 million and $0 million, respectively, for the change in fair value of the warrant liability. The loss in 2025 is related to the increase in fair value of Series Warrants issued in the Public Offering.

Interest Income

Interest income for the three months ended June 30, 2025, and 2024, was $88,849 and $119,391, respectively. Petros invested its cash in money market securities during 2025 and 2024.

Gain on from assignment of subsidiaries and Vivus settlement

For the three months ended June 30, 2025, and June 30, 2024, the Company recorded gains of $7.0 million and $0 million, respectively, for the disposal of assets and the settlement with Vivus. The gain in 2025 is related to the assignment of the net liabilities of the Subsidiaries on June 15, 2025.

Gain (loss) on Discontinued Operations

For the three months ended June 30, 2025, and June 30, 2024, the Company recorded a gain of $0.5 million and losses of $1.0 million, respectively, from discontinued operation.

Liquidity and Capital Resources

Historically, the Company has raised capital through private placements of convertible preferred stock and warrants and through public offerings of its securities. The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including, but not necessarily limited to, the success and costs of commercialization of the Company’s platform. We will require additional financing to further develop and market future products, fund operations, and otherwise implement our business strategy at amounts relatively consistent with the expenditure levels disclosed herein. We are exploring additional ways to raise capital, but we cannot assure you that we will be able to raise capital. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We expect to seek additional funds through a variety of sources, which may include additional public or private equity or debt financings, collaborative, or other arrangements with corporate sources, or through other sources of financing.

We are focused on expanding our service offering through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both. However, adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts of our platform.

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of June 30, 2025, the Company had cash and cash equivalents of approximately $7.3 million, working capital of $4.4 million from continuing operations, an accumulated deficit of approximately $110 million and used cash in operations during the six months ended June 30, 2025, of approximately $2.7 million.

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

July 2023 Private Placement

On July 13, 2023, we entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Preferred Stock initially convertible into up to 266,667 shares of our Common Stock at an initial conversion price of $56.25 per share and (ii) Warrants to acquire up to an aggregate of 266,667 shares of Common Stock at an initial exercise price of $56.25 per share. Pursuant to the terms of the Certificate of Designations and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of June 30, 2025, the Conversion Price and the exercise price of the Warrants was equal to $0.1269 per share.

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

Series A Preferred Stock

The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations. The Series A Preferred Stock is convertible into shares of Common Stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $56.25 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). In connection with the Public Offering, in February 2025, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants. In connection with the Company’s 1-for-25 Reverse Stock Split and pursuant to the share combination event adjustment provisions in the Series A Certificate of Designations and the Warrants, the conversion price of the Series A Preferred Stock was further adjusted to $0.1269 and the exercise price of the Warrants was further adjusted to $0.1269 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 127,659,584 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

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

On March 30, 2025, the Company entered into an Amendment Agreement (the “March 2025 Amendment Agreement”) with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations (the “March 2025 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of the date of the March 2025 Amendment Agreement, pursuant to the Certificate of Designations, to July 15, 2025, and (iii) waive any breach or violation of the Purchase Agreement, the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The March 2025 Certificate of Amendment amends the Certificate of Designations to, (i) extend the maturity date to July 15, 2025, and (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations). The March 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of March 31, 2025. As of the date of this filing, the liability for accrued Series A Preferred payments payable has not been fully settled and the Certificate of Designations has not been further amended to extend the maturity date as set forth therein.

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

In connection with the Warrant Reset (as defined herein) and pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and the Warrants, (i) the Series A Preferred Stock conversion price was adjusted to $0.4883 per share and (ii) the exercise price of the Warrants was adjusted to $0.4883 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally. In connection with the Company’s 1-for-25 Reverse Stock Split and pursuant to the share combination event adjustment provisions in the Series A Certificate of Designations and the Warrants, the conversion price of the Series A Preferred Stock was further adjusted to $0.1269 and the exercise price of the Warrants was further adjusted to $0.1269 per share.

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

February 2025 Equity Financing

On February 17, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”) for the issuance and sale, in a best efforts public offering (the “Public Offering”), of (i) 558,000 units (the “Units”), each Unit consisting of one share (the “Shares”) of the Company’s Common Stock, one Series A Warrant (the “Series A Warrants”) to purchase 0.25 share of Common Stock (the “Series A Warrant Shares”) and one Series B Warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Series Warrants”) to purchase one shares of Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Series Warrant Shares”) and (ii) 1,042,000 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”), one Series A Warrant and one Series B Warrant. The public offering price was $6.00 per Unit and $5.9975 per Pre-Funded Unit. The Offering closed on February 19, 2025. The initial exercise price of each of the Series A Warrants and the Series B Warrants was $12.00 per share of Common Stock, which was subsequently adjusted as set forth herein. The aggregate gross proceeds from the Offering were approximately $9.6 million before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

In connection with the Company’s Reverse Stock Split, the exercise price of the Series A Warrants was adjusted to $0.36625 per 0.25 share, and the number of Series A Warrants was adjusted proportionally to 13,105,802 which are exercisable into 3,276,451 shares of Common Stock; and the exercise price of the Series B Warrants was adjusted to $0.4883 and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted to 13,105,802 shares pursuant to the full ratchet anti-dilution provisions contained in the Series Warrants. As the Series B Warrants were classified as liabilities upon issuance, the changes in fair value as a result of these adjustments were recognized in earnings for the three and six months ended June 30, 2025.

The Company considers the change in exercise price due to the anti-dilution adjustments contained in the Series A Warrants to be of equity in nature, as the issuance allowed the Series A Warrant holders to exercise such Series A Warrants for Common Stock, which represents an equity-for-equity exchange. Therefore, the changes in the fair value of the Series A Warrants before and after the effect of the anti-dilution adjustments will be treated as deemed dividend in the amount of approximately $3.27 million during the three and six months ended June 30, 2025.

The Company valued the deemed dividend in connection with the Company’s 25-for-1 Reverse Stock Split as the difference between: (a) the modified fair value of the Series A Warrants in the amount of approximately $3.67 million and (b) the fair value of the original award prior to the modification of approximately $0.4 million. The fair value of the Series A Warrants before the anti-dilution adjustment was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of the Series A Warrants totaling 1,600,000; the exercise price of $3.00 per 0.25 share; dividend yield of 0%; remaining term of 4.95 years; equity volatility of 165%; and a risk-free interest rate of 3.7%. The fair value of the Series A Warrants after the effect of the anti-dilution adjustment was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of the Series A Warrants totaling 13,105,802; the exercise price of $0.36625 per 0.25 share; dividend yield of 0%; remaining term of 4.95 years; equity volatility of 165%; and a risk-free interest rate of 3.7%.

The exercisability of the Series Warrants was subject to receipt of such stockholder approval was required by the applicable rules and regulations of the Nasdaq Capital Market LLC, including, but not limited to, with respect to (i) the issuance of all of the shares of Common Stock issuable upon exercise the Series Warrants in accordance with their terms (including adjustment provisions set forth therein), and (ii) to consent to any adjustment to the exercise price or number of shares of Common Stock underlying the Series Warrants in the event of a Share Combination Event and Dilutive Issuance, each as defined in the Series Warrants (collectively, the “Warrant Stockholder Approval”). The Company agreed to use its reasonable best efforts to obtain such approval within 60 days from the closing of the Offering, and agreed to cause an additional stockholder meeting to be held every 90 days thereafter until such Warrant Stockholder Approval is obtained. The Series B Warrants specifically can be settled by way of an alternative cashless exercise after stockholder approval is obtained, in which the Series B Warrant holders can receive three times the number of shares of Common Stock that would be issuable under a cash exercise. The Warrant Stockholder Approval was obtained at the Company’s special meeting of stockholders held on April 10, 2025. Subsequent to March 31, 2025, and pursuant to the terms of the Series Warrants, upon receipt of the Warrant Stockholder Approval, the Floor Price (as defined in the Series Warrants) was adjusted to $1.465 per share.

The Series B Warrants became exercisable beginning on the first trading day following the date of Warrant Stockholder Approval (the “Initial Exercise Date.”). Holders of the Series B Warrants may effect an “alternative cashless exercise” at any time while the Series B Warrants are outstanding following the Initial Exercise Date. Under the alternative cashless exercise option, a holder of a Series B Warrant has the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of shares of Common Stock that would be issuable upon a cash rather than a cashless exercise of the Series B Warrant and (ii) 3.0.

Subject to certain limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants were immediately exercisable and could have been exercised at a nominal consideration of $0.0001 per share any time until all of the Pre-Funded Warrants were exercised in full. A holder did not have the right to exercise any portion of the Series Warrants or the Pre-Funded Warrants if the holder (together with its affiliates) would have beneficially owned in excess of 4.99% or 9.99%, respectively (or at the election of the holder of the Series Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after having given effect to the exercise, as such percentage ownership was determined in accordance with the terms of the Series Warrants or the Pre-Funded Warrants, respectively. However, upon notice from the holder to the Company, the holder could have increased the beneficial ownership limitation pursuant to the Series Warrants, which may not have exceeded 9.99% of the number of shares of Common Stock outstanding immediately after having given effect to the exercise, as such percentage ownership was determined in accordance with the terms of the Series Warrants, provided that any increase in the beneficial ownership limitation would not have taken effect until 61 days following notice to the Company.

In connection with the Public Offering, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants. In connection with the Company’s 1-for-25 Reverse Stock Split and pursuant to the share combination event adjustment provisions in the Series A Certificate of Designations and the Warrants, the conversion price of the Series A Preferred Stock was further adjusted to $0.1269 and the exercise price of the Warrants was further adjusted to $0.1269 per share, and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 127,659,584 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Warrants to be of an equity nature, as the issuance allowed the Warrant holders to exercise the Warrants for shares of Common Stock, which represents an equity-for-equity exchange. Therefore, the changes in the fair value of the Warrants before and after the effect of the anti-dilution adjustments will be treated as deemed dividend in the amount of approximately $35.4 and $43.8 million during the three and six months ended June 30, 2025, respectively. The Company valued the deemed dividend in connection with the Public Offering as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $9.1 million and (b) the fair value of the original award prior to the modification of approximately $0.7 million. The fair value of the Warrants before the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 288,000 shares; the exercise price of $56.25 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The fair value of the Warrants after the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The Company valued the deemed dividend in connection with the Company’s 25-for-1 Reverse Stock Split as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $35.9 million and (b) the fair value of the original award prior to the modification of approximately $0.5 million. The fair value of the Warrants before the effect of the anti-dilution triggering event was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 182.0%; and a risk-free interest rate of 4.6%. The fair value of the Warrants after the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 127,659,584 shares; the exercise price of $0.1269 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 182.0%; and a risk-free interest rate of 3.6%.

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

Cash Flows

The following table summarizes the Company’s cash flows for the six months ended June 30, 2025, and 2024:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities – continuing operations	$(2,675,913)	$(2,205,164)
Net cash provided by (used in) financing activities – continuing operations	8,278,769	(2,699,960)
Net increase (decrease) in cash and cash equivalents – continuing operations	$5,602,856	$(4,905,124)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was $2,675,913, which primarily reflected the Company’s net loss of $3,172,824, which was inclusive of a loss from discontinued operations of $559,665, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $6,700,618 consisting of the change in the fair value of the warrant liability, noncash warrant expense, and the gain on the assignment of the Subsidiaries and Vivus settlement, and changes in operating assets and liabilities of $292,216 largely driven by accounts payable and accrued expenses related to professional fees and employee bonuses and equity issuance fees.

Net cash used in operating activities for the six months ended June 30, 2024, was $2,205,164, which primarily reflected the Company’s net loss of $2,824,689, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $2,940,785 consisting primarily of the change in fair value of derivative liability, and changes in operating assets and liabilities of $31,559.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,278,769 for the six months ended June 30, 2025, consisting of proceeds from the Public Offering, and the payment for the redemption of Series A Preferred Stock.

Net cash used in financing activities was $2,699,960 for the six months ended June 30, 2024, consisting of redemptions of Series A Preferred Stock.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company’s cash used in operations was $2,675,913, leaving a cash balance of $7,321,501 as of June 30, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our suspension from the Nasdaq Capital Market and transition to over-the-counter trading may adversely affect the liquidity and market price of our Common Stock.

On May 20, 2025, the Company received a letter (the “Letter”) from the Nasdaq Hearings Panel (the “Panel”) indicating that the Panel has determined to delist the Company’s securities from The Nasdaq Stock Market LLC (“Nasdaq”) as a result of (i) the Company’s failure to maintain compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), (ii) the Company’s failure to meet the minimum bid price of $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2), (iii) the Company’s low bid price pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), and (iv) Nasdaq’s public interest concerns regarding the Company’s public offering of securities that closed on February 19, 2025, pursuant to Nasdaq Listing Rule 5810(d). Pursuant to the Letter, the Panel determined to deny the Company’s request to continue its listing on Nasdaq and the Company’s Common Stock was suspended at the open of trading on May 22, 2025. As a result, our shares now trade on the over-the-counter (“OTC”) market under the symbol “PTPI”.

Trading on the OTC market may limit the liquidity of our common stock, making it more difficult for investors to buy or sell shares at desired prices or in desired quantities. In addition, OTC markets are generally less regulated and more volatile than national securities exchanges. The lack of analyst coverage and lower visibility may also reduce investor interest and negatively affect our stock price. Furthermore, the delisting may hinder our ability to raise capital, attract institutional investors, or retain key personnel.

There can be no assurance that we will be able to relist our securities on a national exchange or maintain compliance with any applicable OTC market requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2025, other than those previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 13, 2025, the Company entered into an executive compensation agreement (the “Employment Agreement”) with Mr. Silverman setting forth the terms and conditions of Mr. Silverman’s employment as the Company’s Chairman. The Employment Agreement has a three-year initial term commencing on August 13, 2025, which term automatically renews each year for successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Employment Agreement.

The Employment Agreement provides that Mr. Silverman will be entitled to receive an annual base salary of three hundred thousand dollars ($300,000) (“Base Salary”), payable in accordance with the Company’s normal payroll practices. For each fiscal year during the employment period, Mr. Silverman is eligible to receive an annual bonus upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. The Employment Agreement also entitles Mr. Silverman to receive customary benefits and reimbursement for ordinary business expenses.

In connection with Mr. Silverman’s appointment, the Company agreed to grant Mr. Silverman long-term incentive awards under the Company’s long-term equity incentive plan (the “LTIP”) on such terms and conditions as determined by the Board and the Compensation Committee in their sole discretion. For each fiscal year during the employment period, Mr. Silverman shall receive annual long-term incentive awards under the LTIP of up to 300% of his Base Salary upon achievement of target objectives and performance criteria established by the Board in their sole discretion, subject to and governed by the terms and provisions of the LTIP as in effect from time to time and the award agreements evidencing such awards.

In the event Mr. Silverman’s employment is terminated by the Company for Cause (as defined in the Employment Agreement) or by Mr. Silverman without Good Reason (as defined in the Employment Agreement), Mr. Silverman will be entitled to: (i) any earned but unpaid Base Salary earned during his employment and applicable to all pay periods prior to the termination date, and (ii) any unpaid expense reimbursements and vested amounts and benefits in accordance with the terms of any applicable plan, program, corporate governance document, policy, agreement or arrangement of the Company (collectively, “Accrued Compensation”).

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason, then, subject to certain conditions set forth in the Employment Agreement (including the execution and non-revocation of a general release of claims), Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to two times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

If Mr. Silverman’s employment is terminated prior to the end of the term by the Company without Cause or by Mr. Silverman for Good Reason within two (2) years after a Change in Control (as defined in the Employment Agreement) or within six (6) months prior to a

Change in Control, Mr. Silverman will be entitled to: (i) Accrued Compensation; (ii) severance equal to three times the sum of (A) Mr. Silverman’s Base Salary in effect at the time his employment terminates and (B) the target bonus for the year of termination prorated based upon the number of days worked for the year of termination; and (iii) accelerated vesting of the unvested portion of any outstanding equity awards.

The Employment Agreement also contains customary provisions relating to, among other things, confidentiality and non-disparagement.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1#	Executive Compensation Agreement, by and between Petros Pharmaceuticals, Inc. and Joshua Silverman, dated as of August 13, 2025.
31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32**	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: August 14, 2025	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: August 14, 2025	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer