Form 10-Q
period 2025-09-30
Petros Pharmaceuticals, Inc.
filed 2025-11-13
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 42,372,260 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024	4

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, and 2024	5

Unaudited Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders’ Equity and Deficit for the three and nine months ended September 30, 2025, and 2024	6

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and 2024	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	33

Item 4. Controls and Procedures.	33

PART II—OTHER INFORMATION	34

Item 1. Legal Proceedings.	34

Item 1A. Risk Factors.	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35

Item 3. Defaults Upon Senior Securities.	35

Item 4. Mine Safety Disclosures.	35

Item 5. Other Information.	35

Item 6. Exhibits.	36

Signatures.	37

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,070,266	$1,718,645
Prepaid expenses and other current assets	63,202	885
Current assets of discontinued operations	—	5,574,748
Total current assets	6,133,468	7,294,278

Non-current assets held for sale	—	3,341,032
Total assets	$6,133,468	$10,635,310

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	421,142	764,333
Accrued expenses	512,029	99,641
Accrued Series A Convertible Preferred payments payable	1,829,610	1,909,496
Warrant Liability	2,600	—
Current liabilities held for sale	—	15,254,195
Total current liabilities	2,765,381	18,027,665

Non-current liabilities held for sale	—	75,223
Total liabilities	$2,765,381	$18,102,888

Commitments and contingencies (see note 9)
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at September 30, 2025, and December 31, 2024, respectively; 0 and 0 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	—	—

Stockholders’ Equity (Deficit):
Series B convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 1,000,000 and 0 shares authorized at September 30, 2025, and December 31, 2024, respectively, 0 and 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	—	—
Common stock (par value $0.0001 per share, 7,000,000,000 and 250,000,000 shares authorized at September 30, 2025, and December 31, 2024, respectively; 42,284,502 and 421,124 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively)	4,228	42

Additional paid-in capital	114,322,129	105,740,751
Accumulated deficit	(110,958,270)	(113,208,371)
Total Stockholders’ Equity (Deficit)	3,368,087	(7,467,578)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,133,468	$10,635,310

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$4,249,864	$4,049,389	$990,737	$1,197,359
Total operating expenses	4,249,864	4,049,389	990,737	1,197,359

Loss from continuing operations	(4,249,864)	(4,049,389)	(990,737)	(1,197,359)
Other income (expense):
Warrant issuance costs	(10,420,982)	—	—	—
Change in fair value of derivative liability	—	3,550,000	—	202,000
Change in fair value of warrant liability	10,303,657	—	1,000	—
Interest income	203,653	347,028	67,014	75,818
Total other income, net	86,328	3,897,028	68,014	277,818

Loss before income taxes	(4,163,536)	(152,361)	(922,723)	(919,541)
Provision for income taxes	—	—	—	—
Loss from continuing operations, net of tax	(4,163,536)	(152,361)	(922,723)	(919,541)

Gain from assignment of subsidiaries and Vivus settlement	6,973,302	—	—	—
Loss from discontinued operations	(559,665)	(4,892,989)	—	(1,301,120)

Net Income (loss)	$2,250,101	$(5,045,350)	$(922,723)	$(2,220,661)

Preferred Stock dividend and cash premiums	(724,567)	(1,863,998)	(231,210)	(1,051,695)
Preferred Stock accretion	—	(9,099,230)	—	(1,974,359)
Deemed dividend on Series A Preferred warrants	(43,754,824)	—	—	—
Deemed dividend on Series A Warrants	(3,270,000)	—	—	—

Net Loss from continuing operations attributable to common stockholders	$(51,912,927)	$(16,008,578)	$(1,153,933)	$(5,246,715)
Gain (loss) from discontinued operations attributable to common stockholders	$6,413,637	$(4,892,989)	$—	$(1,301,120)
Basic and Diluted – continuing operations	$(2.23)	$(54.58)	$(0.03)	$(13.34)
Basic and Diluted – discontinued operations, assignment and settlement	$0.28	$(16.68)	$—	$(3.31)
Basic and Diluted	$(1.95)	$(71.27)	$(0.03)	$(16.65)
Weighted average common shares outstanding
Basic and Diluted	23,273,564	293,281	42,284,502	393,192

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND DEFICIT

(Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2025
Balance, June 30, 2025	42,284,502	$4,228	$114,478,202	$(110,035,547)	$4,446,883
Stock-based compensation expense	—	—	75,137	—	75,137
Series A Preferred Stock dividends	—	—	—	—	—
Preferred Stock redemption including cash premium	—	—	—	—	—
Rounded Shares	—	—	—	—	—
Deemed dividend on Preferred Stock	—	—	(231,210)	—	(231,210)
Cashless exercise of Series B Warrants	—	—	—	—	—
Net loss	—	—	—	(922,723)	(922,723)
Balance, September 30, 2025	42,284,502	$4,228	$114,322,129	$(110,958,270)	$3,368,087

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2025
Balance, December 31, 2024	421,124	$42	$105,740,751	$(113,208,371)	$(7,467,578)
Stock-based compensation expense	—	—	229,496	—	229,496
Common Stock and prefunded warrants issued, net of expenses	1,600,000	160	(160)	—	—
Series A Preferred Stock dividends	—	—	(493,357)	—	(493,357)
Preferred Stock redemption including cash premium	1,031,638	103	476,341	—	476,444
Rounded Shares	22,912	2	(2)	—	—
Deemed dividend on Preferred Stock	—	—	(244,762)	—	(244,762)
Cashless exercise of Series B Warrants	39,208,828	3,921	8,613,822	—	8,617,743
Net Income	—	—	—	2,250,101	2,250,101
Balance, September 30, 2025	42,284,502	$4,228	$114,322,129	$(110,958,270)	$3,368,087

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2024
Balance, June 30, 2024	4,039	$1,115,762	371,901	$37	$109,784,516	$(101,714,270)	$8,070,283
Stock-based compensation expense	—	—	—	—	—	—	—
Common Stock issued for services	—	—	5,480	1	59,999	—	60,000
Series A Preferred Stock accretion	—	1,974,359	—	—	(1,974,359)	—	(1,974,359)
Series A Preferred Stock dividends	—	236,821	—	—	(236,821)	—	(236,821)
Preferred Stock redemption including cash premium	(3,000)	(3,325,544)	23,214	2	232,141	—	232,143
Penalty Premium on Series A Preferred Stock Installments	—	—	—	—	(216,538)	—	(216,538)
Deemed dividends on Preferred Stock	—	—	—	—	(598,336)	—	(598,336)
Net loss	—	—	—	—	—	(2,220,661)	(2,220,661)
Balance, September 30, 2024	1,039	$1,398	400,595	$40	$107,050,602	$(103,934,931)	$3,115,711

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Nine Months Ended September 30, 2024
Balance, December 31, 2023	10,022	$408,982	119,655	$12	$110,960,610	$(98,889,581)	$12,071,041
Stock-based compensation expense	—	—	—	—	197,215	—	197,215
Common Stock issued for services	—	—	18,399	2	269,998	—	270,000
Series A Preferred Stock accretion	—	9,099,230	—	—	(9,099,230)	—	(9,099,230)
Series A Preferred Stock dividends	—	991,783	—	—	(991,783)	—	(991,783)
Preferred Stock redemption including cash premium	(8,983)	(10,498,597)	262,541	26	6,586,007	—	6,586,033
Deemed dividends on Preferred Stock	—	—	—	—	(872,215)	—	(872,215)
Net loss	—	—	—	—	—	(5,045,350)	(5,045,350)
Balance, September 30, 2024	1,039	$1,398	400,595	$40	$107,050,602	$(103,934,931)	$3,115,711

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net Income (loss)	$2,250,101	$(5,045,350)
Less loss from discontinued operations	(559,665)	(4,892,989)
Operating Income (loss) from continuing operations	2,809,766	(152,361)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(10,303,657)	—
Change in fair value of derivative liability	—	(3,550,000)
Warrant issuance costs	10,420,982	—
Gain on asset disposition and Vivus settlement	(6,973,302)	—
Employee stock-based compensation	229,496	197,215
Stock issued for services	—	270,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(62,317)	(25,236)
Accounts payable	(343,193)	(67,886)
Accrued expenses	412,388	(335,666)
Net cash used in operating activities – continuing operations	(3,809,837)	(3,663,934)
Net cash (used in) provided by operating activities – discontinued operations	(1,991,326)	95,478
Net cash used in operating activities	(5,801,163)	(3,568,456)

Cash flows from investing activities:
Acquisition of fixed assets	—	(19,138)
Net cash used in operating activities	—	(19,138)

Cash flows from financing activities:
Proceeds from common stock and prefunded warrants, net	8,503,018	—
Redemption of Series A Preferred Stock	(341,560)	(5,089,417)
Net cash provided by (used in) financing activities – continuing operations	8,161,458	(5,089,417)
Net cash used in financing activities – discontinued operations	—	(765,279)
Net cash provided by (used in) financing activities	8,161,458	(5,854,696)

Net increase (decrease) in cash	2,360,295	(9,442,290)

Cash and cash equivalents, beginning of period	3,709,971	13,336,975
Cash and cash equivalents, end of period	6,070,266	3,894,685
Less: Cash and cash equivalents attributable to discontinued operations	—	(691,967)
Cash and cash equivalents, end of period – continuing operations	$6,070,266	$3,202,718

Supplemental cash flow information:
Cash paid for interest during the period	$—	$—

Noncash Items:
Noncash redemption of Series A Preferred Stock	$476,444	$6,586,033
Accrued Series A Preferred Stock payments payable	—	1,742,918
Accretion of Series A Preferred Stock to redemption value	—	9,099,230
Accrual of Series A Preferred Stock dividends	724,567	991,783
Non-cash warrant issuance costs	18,924,000	—
Cashless exercise of Series B warrants	8,617,743	—
Deemed dividend on Series A Preferred Stock	13,552	—
Deemed dividend on Series A Preferred Warrants	43,754,824	—
Deemed dividend on Series A Warrants	3,270,000	—

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

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had cash and cash equivalents of $6.1 million, working capital of $3.4 million from continuing operations, and accumulated deficit of $111 million. The Company’s plans include, or may include, utilizing cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

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

On November 3, 2025, Nasdaq notified the Company that, on November 7, 2025, it would announce the delisting of the Company’s Common Stock. Since July 1, 2025, the Company’s Common Stock has been trading on the OTCID® Basic Market (the “OTCID”) under the symbol “PTPI.” Nasdaq filed a Form 25 with the SEC on November 7, 2025, to complete the delisting in accordance with Rule 12d2-2 promulgated under the Exchange Act. The delisting will become effective ten days after the date the Form 25 was filed. The Common Stock will continue trading on the OTCID without disruption.

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

2)    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2025, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025. All transactions between the consolidated entities have been eliminated in consolidation.

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

Carrying amounts of assets and liabilities associated with the ABC Assets included as part of condensed consolidated discontinued operations:

December 31,
2024
(Audited)
Assets held for sale:
Current assets:
Cash and cash equivalents	$1,991,326
Accounts receivable, net	416,076
Inventories	1,349,802
Prepaid inventory	1,649,212
Prepaid expenses and other current assets	168,332
Total current assets held for sale	5,574,748

Fixed assets, net	22,948
Intangible assets, net	3,204,354
Right of use assets	113,730
Total non-current assets held for sale	$3,341,032

Liabilities held for sale:
Current liabilities:
Current portion of promissory note	$7,248,635
Accounts payable	1,564,631
Accrued expenses	6,362,763
Other current liabilities	78,166
Total current liabilities held for sale	15,254,195

Other long-term liabilities	75,223
Total non-current liabilities held for sale	$75,223

Condensed Consolidated statement of operations related to the ABC Assets’ discontinued operations:

	For the Nine Months Ended September 30,
	2025	2024
Net sales	$1,346,445	$4,386,640
Cost of goods sold	379,628	947,946
Gross profit	966,817	3,438,694
Selling, general and administrative	964,573	3,250,002
Research and development expense	82,957	2,513,105
Depreciation and amortization expense	315,858	2,175,126
Interest expense, promissory note	163,094	393,450
Loss from discontinued operations before income tax	(559,665)	(4,892,989)
Provision for income taxes	—	—
Loss from discontinued operations	$(559,665)	$(4,892,989)

	For the Three Months Ended September 30,
	2025	2024
Net sales	$—	$1,576,366
Cost of goods sold	—	287,005
Gross profit	—	1,289,361
Selling, general and administrative	—	1,103,946
Research and development expense	—	588,355
Depreciation and amortization expense	—	739,449
Interest expense, promissory note	—	158,731
Loss from discontinued operations before income tax	—	(1,301,120)
Provision for income taxes	—	—
Loss from discontinued operations	$—	$(1,301,120)

As a result of the assignment of the net liabilities of Metuchen on June 15, 2025, the Company recognized a noncash gain of $6,973,302 during the nine months ended September 30, 2025. Cash flows related to discontinued operations are included in the condensed consolidated statements of cash flows. There were no significant operating noncash items or investing activities cash flows from discontinued operations during the nine months ended September 30, 2025, or the nine months ended September 30, 2024.

4)    Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2025	December 31, 2024
Accrued professional fees	$150,750	$98,700
Accrued bonuses	360,831	—
Other accrued expenses	448	941
Total accrued expenses	$512,029	$99,641

5)    Stockholders’ Equity

Series A Preferred Stock

On January 23, 2025, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations (the “Certificate of Designations”) of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”)), pursuant to which, the Required Holders agreed to (i) amend the Certificate of Designations of the Company’s Series A Preferred Stock by filing a Certificate of Amendment to the Certificate of Designations (the “January 2025 Certificate of Amendment”) with the Secretary of State of the State of Delaware, (ii) defer any payment amounts that have accrued and that are unpaid as of January 23, 2025 pursuant to the Certificate of Designations, to February 15, 2025, and (iii) waive any breach or violation of that certain Purchase Agreement, dated as of July 13, 2023 (“Series A Purchase Agreement”), pursuant to which the Company issued the Series A Preferred Stock and the related warrants (the “Warrants”), the Certificate of Designations, or the Warrants resulting from the Company’s failure to pay such outstanding amounts. The January 2025 Certificate of Amendment amended the Certificate of Designations to (i) extend the maturity date to February 15, 2025, (ii) modify the schedule of Installment Dates (as defined in the Certificate of Designations), (iii) amends the restrictive covenant to the Certificate of Designations requiring the Company from January 15, 2025 until February 15, 2025, to maintain unencumbered, unrestricted cash and cash equivalents on hand in amount equal to at least $500,000, and (iv) amends the restrictive covenant relating to the change in nature of the Company’s business, such that such covenant does not apply to the Company’s change in sales strategy related to the Company’s Stendra® avanafil and product development strategy as it relates to the development and commercialization of a proprietary platform focused on prescription medication to over - the - counter switch solutions. The January 2025 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of January 24, 2025.

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

During the three and nine months ended September 30, 2025, the Company issued 0 and 1,031,638 shares of Common Stock to settle $0 and $476,444 of the accrued Series A Preferred Stock payments payable, respectively. Additionally, during the nine months ended September 30, 2025, the Company made cash payments totaling $224,249 in settlement of the accrued Series A Preferred Stock payments payable. During the three and nine months ended September 30, 2025, the Company recognized additional Series A Preferred Stock dividends totaling $231,210 and $724,567, respectively, in Series A Preferred Stock dividends at the stated dividend rate, and recognized $0 and $13,552 in additional deemed dividends, respectively.

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

In connection with the Company’s Reverse Stock Split, the exercise price of the Series A Warrants was adjusted to $0.36625 per 0.25 share, and the number of Series A Warrants was adjusted proportionally to 13,105,802 which are exercisable into 3,276,451 shares of Common Stock; and the exercise price of the Series B Warrants was adjusted to $0.4883 per share and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted to 13,105,802 shares pursuant to the full ratchet anti-dilution provisions contained in the Series Warrants. As the Series B Warrants were classified as liabilities upon issuance, the changes in fair value as a result of these adjustments were recognized in earnings for the three and nine months ended September 30, 2025.

The Company considers the change in exercise price due to the anti-dilution adjustments contained in the Series A Warrants to be of equity in nature, as the issuance allowed the Series A Warrant holders to exercise such Series A Warrants for Common Stock, which represents an equity-for-equity exchange. Therefore, the changes in the fair value of the Series A Warrants before and after the effect of the anti-dilution adjustments will be treated as deemed dividend in the amount of approximately $3.27 million during the three and nine months ended September 30, 2025.

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

The Company considers the change in exercise price due to the anti-dilution trigger related to the Warrants to be of an equity nature, as the issuance allowed the Warrant holders to exercise the Warrants for shares of Common Stock, which represents an equity-for-equity exchange. Therefore, the changes in the fair value of the Warrants before and after the effect of the anti-dilution adjustments will be treated as deemed dividend in the amount of approximately $43.8 million during the nine months ended September, 2025. The Company valued the deemed dividend in connection with the Public Offering as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $9.1 million and (b) the fair value of the original award prior to the modification of approximately $0.7 million. The fair value of the Warrants before the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 288,000 shares; the exercise price of $56.25 per share; dividend yield of 0%; %; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The fair value of the Warrants after the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The Company valued the deemed dividend in connection with the Company’s 25-for-1 Reverse Stock Split as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $35.9 million and (b) the fair value of the original award prior to the modification of approximately $0.5 million. The fair value of the Warrants before the effect of the anti-dilution triggering event was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 182.0%; and a risk-free interest rate of 3.6%. The fair value of the Warrants after the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 127,659,584 shares; the exercise price of $0.1269 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 182.0%; and a risk-free interest rate of 3.6%.

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

During the nine months ended September 30, 2025, investors exercised a total of 13,069,610 of the Series B Warrants under the alternative cashless exercise option pursuant to which the Company issued a total of 39,208,828 shares of the Company’s Common Stock. As a result of the exercises, the Company relieved approximately $8.6 million of the corresponding warrant liability which was recognized as an increase to stockholders’ equity.

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

The following is a summary of restricted stock awards for the nine months ended September 30, 2025:

		Weighted-
	Number of	Average
	Shares	Grant Date Fair Value
Restricted Stock Awards Unvested at December 31, 2024	—	—
Restricted Stock Awards granted	88,000	$6.78
Restricted Stock Awards vested	—	—
Restricted Stock Awards Unvested at September 30, 2025	88,000	$6.78

Stock-based compensation expense associated with restricted stock awards recognized for the three and nine months ended September 30, 2025, was $75,137 and $229,496, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations. As of September 30, 2025, unrecognized stock-based compensation expense is approximately $407,000 to be recognized over a term of 1.36 years.

7)    Common Stock Warrants

The following is a summary of warrants for the nine months ended September 30, 2025:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding - December 31, 2024	324,273	$340.50	3.3	$—
Warrants issued in 2025	154,622,763	0.25	—	—
Warrants exercised 2025	(14,108,922)	1.39	—	—
Warrants expired in 2025	(336)	153,750	—	—
Warrants outstanding and exercisable - September 30, 2025	140,837,778	$0.84	2.9	$—

Of the 154,622,763 warrants issued per the table above, 150,383,446 were the result of adjustments due to warrant repricing pursuant to the terms of the corresponding warrants (See Note 5).

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

The Company utilized a scenario-based option pricing model to calculate the value of the Series B Warrants issued during the nine months ended September 30, 2025. The fair value of the Series B Warrants of $18.9 million was estimated at the date of issuance using the following inputs and assumptions: the issuance date closing stock price of $4.00, the number of Series B Warrants issued totaling 1,600,000, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 upon receipt of the Warrant Stockholder Approval. The Warrant Stockholder Approval was obtained on April 10, 2025.

During the three and nine months ended September 30, 2025, the Company recorded a gain of $0.0 million and approximately $10.3 million, respectively, related to the change in fair value of the warrant liability which is recorded in other income (expense) on the condensed consolidated statement of operations, and relieved the warrant liability by approximately $8.6 million in conjunction with the exercise of warrants during the nine months ended September 30, 2025 (See Note 5). The fair value of the remaining outstanding Series B Warrants of approximately $2,600 was estimated at September 30, 2025 utilizing a scenario-based option pricing model using the following inputs and assumptions: the valuation date stock price of $0.02, the number of Series B Warrants outstanding as of the valuation date totaling 36,198, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 upon receipt of the Warrant Stockholder Approval.

8)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into shares of Common Stock that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three and Nine Months Ended
	September 30,
	2025	2024
Stock options	14,624	509,133
RSA’s	88,000	—
Series A Convertible Preferred stock	—	560,171
Warrants	131,080,811	8,188,742
Total	131,183,435	9,258,046

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

11)    Fair Value Measurements

The Company maintains cash in checking and money market accounts with financial institutions. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had approximately $6.1 million of cash equivalents as of September 30, 2025, and approximately $1.0 million as of December 31, 2024.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended September 30, 2025. The carrying amounts of cash equivalents, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of September 30, 2025, due to their short-term nature.

During the nine months ended September 30, 2025, the Company had warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a scenario-based option pricing model, with the key inputs described in Note 7 above. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval.

The following table details the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of September 30, 2025:

September 30, 2025	Level 1	Level 2	Level 3
Liabilities
Warrant Liabilities	$—	$—	$2,600
Total Liabilities	$—	$—	$2,600

The following table provides a roll forward of the fair value of the warrant liability noted above:

	Series B	Total Warrant
	Warrants	Liabilities
Beginning balance - January 1, 2025	$—	$—
Issuances	$18,924,000	$18,924,000
Exercises	$(8,617,743)	$(8,617,743)
Gain on change in fair value	$(10,303,657)	$(10,303,657)
Ending balance - September 30, 2025	$2,600	$2,600

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

On November 3, 2025, Nasdaq notified the Company that, on November 7, 2025, it would announce the delisting of the Company’s Common Stock. Since July 1, 2025, the Company’s Common Stock has been trading on the OTCID® Basic Market (the “OTCID”) under the symbol “PTPI.” Nasdaq filed a Form 25 with the SEC on November 7, 2025, to complete the delisting in accordance with Rule 12d2-2 promulgated under the Exchange Act. The delisting became effective ten days after the date the Form 25 was filed.

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

Results of Operations

Nine Months Ended September 30, 2025, and 2024 (Unaudited)

The following table sets forth a summary of our statements of operations for the nine months ended September 30, 2025, and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Operating expenses:
Selling, general and administrative	4,249,864	4,049,389
Total operating expenses	4,249,864	4,049,389

Loss from continuing operations	(4,249,864)	(4,049,389)
Other income (expenses):
Warrant issuance costs	(10,420,982)	—
Change in fair value of derivative liability	—	3,550,000
Change in fair value of warrant liability	10,303,657	—
Interest income	203,653	347,028
Total other income	86,328	3,897,028

Loss before income taxes	(4,163,536)	(152,361)
Provision for income taxes	—	—
Loss from continuing operations, net of tax	(4,163,536)	(152,361)

Gain from assignment of subsidiaries and Vivus settlement	6,973,302	—
Loss on discontinued operations	(559,665)	(4,892,989)

Net Income (loss)	$2,250,101	$(5,045,350)

Operating Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025, and September 30, 2024, were $4,249,864 and $4,049,389, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses increased by $200,475, or 5%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Increased selling general and administrative expenses were primarily driven by increased professional service fees of $389,017, partially offset by decreased franchise taxes of $158,224, decreased payroll and benefits expenses of $23,490, and decreased other operating expenses of $6,828.

Warrant Issuance Costs

Warrant issuance costs for the nine months ended September 30, 2025, and September 30, 2024, were $10,420,982 and $0, respectively. The warrant issuance costs of $10.4 million were associated with the Public Offering (as defined herein).

Change in fair value of derivative liability

For the nine months ended September 30, 2025, and September 30, 2024, the Company recorded gains of $0.0 million and $3.6 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the Private Placement (as defined herein).

Change in fair value of warrant liability

For the nine months ended September 30, 2025, and September 30, 2024, the Company recorded a gain of approximately $10.3 million and $0.0 million, respectively, for the change in fair value of the warrant liability. The gain in 2025 is related to the decrease in fair value of the Series Warrants (as defined herein) issued in the Public Offering.

Interest Income

Interest income for the nine months ended September 30, 2025, and 2024, was $203,653 and $347,028, respectively. The Company invested its cash in money market securities during 2025 and 2024.

Gain from assignment of subsidiaries and Vivus settlement

For the nine months ended September 30, 2025, and September 30, 2024, the Company recorded a gain of $7.0 million and $0 million, respectively, for the disposal of assets and the settlement with Vivus. The gain in 2025 is related to the assignment of the net liabilities of the Subsidiaries on June 15, 2025.

Loss on Discontinued Operations

For the nine months ended September 30, 2025, and September 30, 2024, the Company recorded losses of $0.6 million and $4.9 million, respectively, from discontinued operation.

Three Months Ended September 30, 2025, and 2024 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended September 30, 2025, and 2024:

	For the Three Months Ended September 30,
	2025	2024
Operating expenses:
Selling, general and administrative	990,737	1,197,359
Total operating expenses	990,737	1,197,359

Loss from continuing operations	(990,737)	(1,197,359)
Other income (expenses):
Warrant issuance costs	—	—
Change in fair value of derivative liability	—	202,000
Change in fair value of warrant liability	1,000	—
Interest income	67,014	75,818
Total other income (expenses)	68,014	277,818

Loss before income taxes	(922,723)	(919,541)
Provision for income taxes	—	—
Loss from continuing operations, net of tax	(922,723)	(919,541)

Loss on discontinued operations	—	(1,301,120)

Net Loss	$(922,723)	$(2,220,661)

Operating Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025, and September 30, 2024, were $990,737 and $1,197,359, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses decreased by $206,622, or 17%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Decreased selling general and administrative expenses were primarily driven by decreased professional service fees of $130,647, decreased franchise taxes of $120,673 and decreased payroll and benefits expenses of $36,999, partially offset by increased other operating expenses of $81,697.

Change in fair value of derivative liability

For the three months ended September 30, 2025, and September 30, 2024, the Company recorded gains of $0.0 million and $0.2 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 private placement.

Change in fair value of warrant liability

For the three months ended September 30, 2025, and September 30, 2024, the Company recorded gains of approximately $0.0 million and $0.0 million, respectively, for the change in fair value of the warrant liability. The gain in 2025 is related to the decrease in the fair value of Series Warrants issued in the Public Offering.

Interest Income

Interest income for the three months ended September 30, 2025, and 2024, was $67,014 and $75,818, respectively. Petros invested its cash in money market securities during 2025 and 2024.

Gain on from assignment of subsidiaries and Vivus settlement

For the three months ended September 30, 2025, and September 30, 2024, the Company recorded gains of $0.0 million and $0.0 million, respectively, for the disposal of assets and the settlement with Vivus.

Loss on Discontinued Operations

For the three months ended September 30, 2025, and September 30, 2024, the Company recorded losses of $0.0 million and $1.3 million, respectively, from discontinued operation.

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

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of September 30, 2025, the Company had cash and cash equivalents of approximately $6.1 million, working capital of $3.4 million from continuing operations, an accumulated deficit of approximately $111 million and used cash in operations during the nine months ended September 30, 2025, of approximately $3.8 million.

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

July 2023 Private Placement

On July 13, 2023, we entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement (the “Private Placement”) to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Preferred Stock initially convertible into up to 266,667 shares of our Common Stock at an initial conversion price of $56.25 per share and (ii) Warrants to acquire up to an aggregate of 266,667 shares of Common Stock at an initial exercise price of $56.25 per share. Pursuant to the terms of the Certificate of Designations and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions). As of September 30, 2025, the Conversion Price and the exercise price of the Warrants was equal to $0.1269 per share.

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

In connection with the Public Offering (as defined herein), in February 2025, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and (ii) the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

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

In connection with the Company’s Reverse Stock Split, the exercise price of the Series A Warrants was adjusted to $0.36625 per 0.25 share, and the number of Series A Warrants was adjusted proportionally to 13,105,802 which are exercisable into 3,276,451 shares of Common Stock; and the exercise price of the Series B Warrants was adjusted to $0.4883 and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted to 13,105,802 shares pursuant to the full ratchet anti-dilution provisions contained in the Series Warrants. As the Series B Warrants were classified as liabilities upon issuance, the changes in fair value as a result of these adjustments were recognized in earnings for the three and nine months ended September 30, 2025.

The Company considers the change in exercise price due to the anti-dilution adjustments contained in the Series A Warrants to be of equity in nature, as the issuance allowed the Series A Warrant holders to exercise such Series A Warrants for Common Stock, which represents an equity-for-equity exchange. Therefore, the changes in the fair value of the Series A Warrants before and after the effect of the anti-dilution adjustments will be treated as deemed dividend in the amount of approximately $3.27 million during the three and nine months ended September 30, 2025.

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

In connection with the Public Offering, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and (ii) the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants. In connection with the Company’s 1-for-25 Reverse Stock Split and pursuant to the share combination event adjustment provisions in the Series A Certificate of Designations and the Warrants, the conversion price of the Series A Preferred Stock was further adjusted to $0.1269 and the exercise price of the Warrants was further adjusted to $0.1269 per share, and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 127,659,584 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants.

The Company considers the change in exercise price due to the anti-dilution trigger related to the Warrants to be of an equity nature, as the issuance allowed the Warrant holders to exercise the Warrants for shares of Common Stock, which represents an equity-for-equity exchange. Therefore, the changes in the fair value of the Warrants before and after the effect of the anti-dilution adjustments will be treated as deemed dividend in the amount of approximately $43.8 million during the nine months ended September 30, 2025, respectively. The Company valued the deemed dividend in connection with the Public Offering as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $9.1 million and (b) the fair value of the original award prior to the modification of approximately $0.7 million. The fair value of the Warrants before the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 288,000 shares; the exercise price of $56.25 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The fair value of the Warrants after the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The Company valued the deemed dividend in connection with the Company’s 25-for-1 Reverse Stock Split as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $35.9 million and (b) the fair value of the original award prior to the modification of approximately $0.5 million. The fair value of the Warrants before the effect of the anti-dilution triggering event was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 182.0%; and a risk-free interest rate of 4.6%. The fair value of the Warrants after the effect of the anti-dilution adjustments was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 127,659,584 shares; the exercise price of $0.1269 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 182.0%; and a risk-free interest rate of 3.6%.

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

Cash Flows

The following table summarizes the Company’s cash flows for the nine months ended September 30, 2025, and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities – continuing operations	$(3,809,837)	$(3,663,934)
Net cash provided by (used in) financing activities – continuing operations	8,161,458	(5,089,417)
Net increase (decrease) in cash and cash equivalents – continuing operations	$4,351,621	$(8,753,351)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $3,809,837, which primarily reflected the Company’s net loss of $2,250,101, which was inclusive of a loss from discontinued operations of $559,665, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $6,626,481 consisting of the change in the fair value of the warrant liability, noncash warrant expense, and the gain on the assignment of the Subsidiaries and Vivus settlement, and changes in operating assets and liabilities of $6,878 largely driven by accounts payable and accrued expenses related to professional fees and employee bonuses and equity issuance fees.

Net cash used in operating activities for the nine months ended September 30, 2024, was $3,663,934, which primarily reflected the Company’s net loss of $5,045,350, which was inclusive of a loss from discontinued operations of $4,892,989, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $3,082,785 consisting primarily of the change in fair value of derivative liability, and changes in operating assets and liabilities of $428,788.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,161,458 for the nine months ended September 30, 2025, consisting of proceeds from the Public Offering, and the payment for the redemption of Series A Preferred Stock.

Net cash used in financing activities was $5,089,417 for the nine months ended September 30, 2024, consisting of redemptions of Series A Preferred Stock.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2025, the Company’s cash used in operations was $3,809,837, leaving a cash balance of $6,070,266 as of September 30, 2025. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our delisting from the Nasdaq Capital Market and transition to over-the-counter trading may adversely affect the liquidity and market price of our Common Stock.

On May 20, 2025, the Company received a letter (the “Letter”) from the Nasdaq Hearings Panel (the “Panel”) indicating that the Panel has determined to delist the Company’s securities from The Nasdaq Stock Market LLC (“Nasdaq”) as a result of (i) the Company’s failure to maintain compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), (ii) the Company’s failure to meet the minimum bid price of $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2), (iii) the Company’s low bid price pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), and (iv) Nasdaq’s public interest concerns regarding the Company’s public offering of securities that closed on February 19, 2025, pursuant to Nasdaq Listing Rule 5810(d). Pursuant to the Letter, the Panel determined to deny the Company’s request to continue its listing on Nasdaq and the Company’s Common Stock was suspended at the open of trading on May 22, 2025. On November 7, 2025, Nasdaq announced the delisting of the Company’s Common Stock and filed a Form 25 with the SEC to complete the delisting in accordance with Rule 12d2-2 promulgated under the Exchange Act. The delisting became effective ten days after the Form 25 was filed. As a result, our shares now trade on the OTCID® Basic Market (the “OTCID”) market under the symbol “PTPI”.

Trading on the OTCID market may limit the liquidity of our common stock, making it more difficult for investors to buy or sell shares at desired prices or in desired quantities. In addition, OTCID markets are generally less regulated and more volatile than national securities exchanges. The lack of analyst coverage and lower visibility may also reduce investor interest and negatively affect our stock price. Furthermore, the delisting may hinder our ability to raise capital, attract institutional investors, or retain key personnel.

There can be no assurance that we will be able to relist our securities on a national exchange or maintain compliance with any applicable OTCID market requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2025, other than those previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1#

Executive Compensation Agreement, by and between Petros Pharmaceuticals, Inc. and Joshua Silverman, dated as of August 13, 2025 (incorporated by reference to 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2025).

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32.1**	Section 1350 Certification – Principal Executive Officer.
32.2**	Section 1350 Certification – Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: November 13, 2025	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: November 13, 2025	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer