Form 10-K
period 2025-12-31
Petros Pharmaceuticals, Inc.
filed 2026-04-15
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission file number 001-39752

PETROS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1410058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor, New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 242-0005

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $1,437,559.

As of April 15, 2026, the registrant had 42,372,260 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PETROS PHARMACEUTICALS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

●	Our consolidated financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.
●	Petros has incurred significant losses and may continue to experience losses in the future.
●	We expect to require additional capital in the future in order to develop our products, fund operations, and otherwise implement our business strategy. If we do not obtain any such additional financing, it may be difficult to effectively realize our long-term strategic goals and objectives.
●	Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities.
●	Our focus on the development of our platform may adversely impact our operations and financial performance.
●	We are in the early development stage with no revenues from our platform and have no operating history in the broad commercialization of platforms for consumer use.
●	We defaulted on certain covenants included in the Promissory Note with Vivus that has resulted in the Obligations becoming immediately due and payable on the date of the Foreclosure Notice and the forfeiture of assets pledged as collateral under the Promissory Note.
●	The Vivus Event of Default (as defined herein) constitutes a Triggering Event (as defined in the Certificate of Designations (as defined herein) pursuant to the terms of the Certificate of Designations, which may materially and adversely affect our liquidity, financial condition and results of operations.
●	Any difficulties or delays in product engineering, regulatory compliance, sales or marketing could affect Petros’ future results.
●	Our technology may be viewed as relatively new or untested, which could result in regulatory delays or disruptions in the pathway to commercialization. In addition, following broad commercialization of our platform, Petros will be substantially dependent on a limited number of commercial products. Any difficulties or delays in regulatory compliance, sales or marketing could affect Petros’ future results.
●	If we fail to successfully initiate broad commercialization of, market and sell our platform cost-effectively, our sales, business, financial condition and results of operations will be negatively affected.
●	Petros has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of Petros’ financial reporting depends on the effectiveness of its internal controls over financial reporting.
●	Public health crises could adversely affect our business, financial condition and results of operations.
●	Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades could disrupt our operations and have a material impact on our business and operating results.
●	Cyberattacks and other data security breaches could compromise our proprietary and confidential information, which could harm our business and reputation or cause us to incur increased expenses to address any such breaches.

●	Because Petros is a small company with limited resources, it may be unable to attract qualified personnel.
●	Rx-to-OTC switches are part of our future growth and may be affected by regulatory developments governing Rx-to-OTC switches.
●	We may not receive the necessary authorizations to market our platform or any future new products, and any failure to timely do so may adversely affect our ability to grow our business.
●	Ongoing changes in healthcare regulation, internet regulation or other laws and regulation could negatively affect our revenues, business and financial condition.
●	Our products may cause or contribute to adverse medical events that we are required to report to FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of FDA or another governmental authority, could have a negative impact on us.
●	We may be subject to certain federal, state, and foreign fraud and abuse laws, health information privacy and security laws, and transparency laws, which, if violated, could subject us to substantial penalties.
●	Since our platform will utilize cloud-based information systems and the exchange of information between patients and doctors, we will be subject to numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information.
●	We cannot yet determine or predict the impact emerging regulatory framework for artificial intelligence (“AI”) and future laws, regulations, standards, or market perception of the requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
●	Petros may be subject to potential product liability and other claims, creating risks and expense.
●	If Petros fails to protect its intellectual property rights, which process can be expense and time consuming, its ability to pursue the development of its products would be negatively affected.
●	If Petros infringes the rights of third parties, it could be prevented from selling products and forced to pay damages and defend against litigation.
●	Series A Convertible Preferred Stock and the warrants issued concurrently therewith contain anti-dilution provisions that may result in the reduction of the conversion price of the Series A Convertible Preferred Stock or the exercise price of such Warrants in the future. These features may increase the number of shares of Common Stock being issuable upon conversion of the Series A Convertible Preferred Stock or upon the exercise of the Warrants.
●	Under the Purchase Agreement (as defined herein) we are subject to certain restrictive covenants that may make it difficult to procure additional financing.
●	We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our consolidated financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.
●	Our stock price may be volatile, and sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the price of our Common Stock.
●	Our delisting from the Nasdaq Capital Market and transition to over-the-counter trading may adversely affect the liquidity and market price of our Common Stock.
●	Our bylaws include a forum selection clause, which may impact your ability to bring actions against us.

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

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. Beginning in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. In addition, on June 16, 2025, in accordance with California state law, the Company effected an assignment (the “Assignment”) of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims (“Assets”) of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical and PTV and each of their respective Assets (collectively, the “ABC Assets”), for the benefit of creditors to a special purpose vehicle that is managed by a third-party fiduciary (the “Assignee”) such that, as of June 16, 2025, the Assignee succeeded to all of each Subsidiary’s right, title and interest in and to the respective ABC Assets. Upon the completion of the Assignment, the Assignee obtained sole control over the ABC Assets and each Subsidiary no longer operates its business or controls the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which was commenced by each Subsidiary entering a contractual assignment for the benefit of creditors on June 16, 2025, that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the ABC Assets. Accordingly, the Company is no longer engaged in the marketing or selling of VEDs following the completion of the Assignment.

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

Our Technology

Our SaaS platform is expected to serve as a digital hosting solution, offering pharmaceutical companies various features, such as secure data exchanges, regulatory compliance management, labeling and usage guidance and market access optimization to assist in the operationalization of the Rx-to-OTC switch. By addressing the complex commercial and regulatory requirements of the prescription-to-OTC switch, the platform is expected to enable pharmaceutical companies to streamline the process and strategically position their products for successful commercialization in the OTC market.

In addition to the SaaS component, the platform is intended to incorporate SaMD capabilities, transforming traditional OTC medications into digitally enabled solutions. The SaMD interface is expected to be designed to be customized and branded to the particular pharmaceutical therapy and established as a specific application pathway to that therapy. Together, the Company aims to develop the SaaS and SaMD components to create a scalable, licensable platform that supports various classes of medications across the pharmaceutical industry, assisting pharmaceutical companies achieve regulatory approval efficiently, while delivering innovative, consumer-focused healthcare solutions.

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

As of December 31, 2025, we had 3 full time employees, all of whom were based inside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Properties

Our principal executive offices are located in New York, New York. The Company currently does not own any real property.

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

In its report dated April 15, 2026, HTL International, LLC, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2025, we had approximately $5.1 million of cash and cash equivalents on hand. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so. If we are unable to raise sufficient capital to fund our operations, we may need to delay, reduce or eliminate certain research and development programs or other operations, sell some or all of our assets or merge with another entity.

Petros has incurred significant losses and may continue to experience losses in the future.

As of December 31, 2025, the Company had cash and cash equivalents of $5.1 million, working capital of $2.9 million, and accumulated deficit of $111.3 million. Petros cannot predict if it will achieve profitability soon or at all. Petros expects to continue to expend substantial financial and other resources on, among other things:

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

We have historically been engaged in the commercialization and development of Stendra®. Beginning in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. We are separately working towards the development and commercialization of our platform. This may result in reduced overall revenue, particularly as we move away from established wholesalers and reallocate resources to the development of our platform. Additionally, the development and commercialization of our platform may present challenges, including unforeseen development delays, difficulties in market acceptance or increased competition. If we are unable to successfully execute our strategy, it could materially and adversely affect our financial condition, results of operations and long-term growth prospects.

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

In connection with the audit of its December 31, 2025, consolidated financial statements, Petros’ management identified the following deficiencies, which it considers to be “material weaknesses,” which, individually or in the aggregate, could reasonably result in a material misstatement in the Company’s financial statements:

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, and physician transparency laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. Our business practices and relationships with pharmaceutical companies and consumers are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

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

Petros is also exposed to potential product liability risks inherent in the development, testing, marketing, and commercialization of consumer products. Product liability insurance can be extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. Petros cannot guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against Petros in excess of its insurance coverage could have a material adverse effect upon it and on its financial condition.

In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity and loss of revenues as a result of product liability claims. Product liability is a significant commercial risk for Petros. Plaintiffs have received substantial damage awards in some jurisdictions against companies based upon claims for injuries allegedly caused by the use of their products. In addition, in the age of social media, plaintiffs’ counsel now has a wide variety of tools to advertise their services and solicit new clients for litigation. Thus, any significant product liability litigation or mass tort in which Petros is a defendant may have a larger number of plaintiffs than such actions have seen historically because of the increasing use of widespread and media-varied advertising.

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

Petros’ ability to enforce its in-licensed patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights, and the extent to which certain sovereigns may seek to engage in policies or practices that may weaken its intellectual property framework (e.g., a policy of routine compulsory licensing (or threat of compulsory licensing) of intellectual property). Patent rights are territorial, and patent protection extends only to those countries where Petros has issued patents. Filing, prosecuting and defending patents on Petros’ products and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and Petros’ intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Competitors may successfully challenge or avoid Petros’ patents, or manufacture products in countries where Petros has not applied for patent protection. Changes in the patent laws in the U.S. or other countries may diminish the value of Petros’ patent rights. As a result of these and other factors, the scope, validity, enforceability, and commercial value of Petros’ patent rights are uncertain and unpredictable. As such, Petros may have difficulty protecting its proprietary rights in these foreign countries.

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

In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the consolidated financial statements of other public companies. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find the Company Common Stock less attractive as a result, there may be a less active trading market for the Company Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We could remain an “emerging growth company” until the earliest to occur of earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2026; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed for trading on the OTCID® Basic Market (the “OTCID”) under the symbol “PTPI.”

Holders

As of April 15, 2026, there were approximately 313 holders of record of our Common Stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

Unregistered Sales of Securities.

None.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2025.

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

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. Beginning in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. In addition, on June 16, 2025, in accordance with California state law, the Company effected an assignment (the “Assignment”) of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims (“Assets”) of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical and PTV and each of their respective Assets (collectively, the “ABC Assets”), for the benefit of creditors to a special purpose vehicle that is managed by a third-party fiduciary (the “Assignee”) such that, as of June 16, 2025, the Assignee succeeded to all of each Subsidiary’s right, title and interest in and to the respective ABC Assets. Upon the completion of the Assignment, the Assignee obtained sole control over the ABC Assets and each Subsidiary no longer operates its business or controls the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which was commenced by each Subsidiary entering a contractual assignment for the benefit of creditors on June 16, 2025, that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the ABC Assets. Accordingly, the Company is no longer engaged in the marketing or selling of VEDs following the completion of the Assignment. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

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

Going Concern

Petros has experienced net losses and negative cash flows from operations since our inception. As of December 31, 2025, the Company had cash of approximately $5.1 million, working capital of $2.9 million, an accumulated deficit of approximately $111.3 million and used cash in operations during the twelve months ended December 31, 2025, of approximately $4.7 million.

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

Under the terms of the Note, the principal amount of $10,201,758 was payable in consecutive quarterly installments beginning on April 1, 2022, through January 1, 2027. Interest on the principal amount accrued at a rate of 6% per year, Pursuant to the Security Agreement, dated January 18, 2022, the Company granted to Vivus a continuing security interest in all of its Stendra® API and products and its rights under the License Agreement (the “Security Agreement”). The Security Agreement contains customary events of default. For the years ended December 31, 2025, and December 31, 2024, the Company paid Vivus $0.0 million and $1.0 million, respectively under the Note.

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

Pursuant to the Security Agreement, Vivus held a security interest against the Collateral (as defined herein). On December 10, 2024, pursuant to a Notice of Proposal to Accept Pledged Collateral in Partial Satisfaction of Indebtedness Pursuant to Uniform Commercial Code Section 9-620 (the “Foreclosure Notice”), Vivus proposed to accept all the Collateral (save and except the Specified License Agreement (as defined in the Security Agreement); collectively, the “Foreclosed Collateral”) in partial satisfaction of the Obligations. Vivus further proposed in the Foreclosure Notice that its acceptance of the Foreclosed Collateral would only constitute satisfaction of $2,000,000 worth of the Obligations and would not include any other amounts outstanding under the Note, the Settlement Agreement, or the Security Agreement, including but not limited to (i) all interest accrued or at any time accruing thereon and (ii) all other sums recoverable by Vivus from Metuchen by virtue of the Obligations. On December 13, 2024, Metuchen accepted and agreed to the Foreclosure Notice.

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

Metuchen ABC

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

Nasdaq Listing Requirements

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including but not limited to those related to income taxes, litigation, and contingencies. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. The Company did not have any critical accounting estimates for the year ended December 31, 2025.

Revenue Recognition

The Company does not expect to generate revenue unless and until we successfully complete development of our products and/or services and obtain required regulatory approvals, enter into commercial arrangements, or otherwise commence revenue-generating operations. There can be no assurance as to when, or if, we will generate revenue. Accordingly, no revenue has been recognized for any period presented in this Annual Report on Form 10-K.

Results of Operations

Years ended December 31, 2025, and December 31, 2024

The following table sets forth a summary of our statements of operations for the years ended December 31, 2025, and 2024:

	For the Year Ended
	December 31,
	2025	2024
Operating expenses:
Selling, general and administrative	4,641,350	4,626,943
Total operating expenses	4,641,350	4,626,943

Loss from operations	(4,641,350)	(4,626,943)

Other income (expense):
Warrant issuance costs	(10,420,982)	—
Change in fair value of derivative liability	—	3,550,000
Change in fair value of warrant liability	10,305,357	—
Interest income	256,933	371,769
Total other income	141,308	3,921,769

Loss before income taxes	(4,500,042)	(705,174)
Provision for income taxes	—	—
Loss from continuing operations, net of tax	(4,500,042)	(705,174)

Gain from assignment of subsidiaries and Vivus settlement	6,973,302	—
Loss from discontinued operations, net of tax	(559,665)	(13,613,616)

Net Income (loss)	$1,913,595	$(14,318,790)

Operating Expenses

Selling, general and administrative expenses for the years ended December 31, 2025, and December 31, 2024, were $4,641,350 and $4,626,943, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses increased by $14,407 or 0.3% during the year ended December 31, 2025, compared to the year ended December 31, 2024. Increased selling general and administrative expenses were primarily driven by increased professional service fees of $113,223, increased stock-based compensation expense of $107,419, and increased payroll and benefits expenses of $41,088, partially offset by decreased franchise taxes of $200,824 and decreased other operating expenses of $46,499.

Warrant Issuance Costs

Warrant issuance costs for the years ended December 31, 2025, and December 31, 2024, were $10,420,982 and $0, respectively. The warrant issuance costs of $10.4 million were associated with the February 2025 Public Offering (as defined herein).

Change in Fair Value of Derivative Liability

For the years ended December 31, 2025, and December 31, 2024, the Company recorded gains of $0.0 million and $3.6 million, respectively, for the change in fair value of the derivative liability. The gain in 2024 is related to the decrease in the fair value of a derivative liability established for certain bifurcated features of the Series A Preferred Stock issued in the July 2023 Private Placement.

Change in Fair Value of Warrant Liability

For the years ended December 31, 2025, and December 31, 2024, the Company recorded a gain of approximately $10.3 million and $0.0 million, respectively, for the change in fair value of the warrant liability. The gain in 2025 is related to the decrease in fair value of the Series Warrants issued in the Public Offering.

Interest Income

Interest income for the years ended December 31, 2025, and December 31, 2024, was $256,933 and $371,769, respectively. Petros invested its cash in money market securities during 2025 and 2024.

Gain from assignment of subsidiaries and Vivus settlement

For the years ended December 31, 2025, and December 31, 2024, the Company recorded a gain of $7.0 million and $0.0 million, respectively, for the disposal of assets and the settlement with Vivus. The gain in 2025 is related to the assignment of the net liabilities of the Subsidiaries on June 15, 2025.

Loss on Discontinued Operations

For the years ended December 31, 2025, and December 31, 2024, the Company recorded losses of $0.6 million and $13.6 million, respectively, from discontinued operations.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $5,136,722 at December 31, 2025, compared to $1,718,645 at December 31, 2024.

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2025, we had cash of $5.1 million, working capital of $2.9 million, and an accumulated deficit of $111.3 million. Our plans include, or may include, utilizing our cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations.

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

In connection with the Company’s Reverse Stock Split, the exercise price of the Series B Warrants was adjusted to $0.4883 per share and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted to 13,105,802 shares pursuant to the full ratchet anti-dilution provisions contained in the Series Warrants. As the Series B Warrants were classified as liabilities upon issuance, the changes in fair value as a result of these adjustments were recognized in earnings during the year ended December 31, 2025.

During April 2025, the Company modified the Series A Warrants to adjust the exercise price to $0.36625 per 0.25 share, and the number of Series A Warrants to 13,105,802 which are exercisable into 3,276,451 shares of Common Stock (the “Series A Warrant Modification”). As a result of the Series A Warrant Modification, the Company recognized the change in the fair value of the Series A Warrants as a deemed dividend in the amount of approximately $3.03 million during the year ended December 31, 2025.

The Company valued the deemed dividend in connection with the Series A Warrant Modification as the difference between: (a) the modified fair value of the Series A Warrants in the amount of approximately $3.31 million and (b) the fair value of the original award prior to the modification of approximately $0.34 million. The fair value of the Series A Warrants before the Series A Warrant Modification was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of the Series A Warrants totaling 1,600,000; the exercise price of $3.00 per 0.25 share; dividend yield of 0%; remaining term of 4.95 years; equity volatility of 129%; and a risk-free interest rate of 3.7%. The fair value of the Series A Warrants after the effect of the Series A Warrant Modification was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of the Series A Warrants totaling 13,105,802; the exercise price of $0.36625 per 0.25 share; dividend yield of 0%; remaining term of 4.95 years; equity volatility of 129%; and a risk-free interest rate of 3.7%.

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

In connection with the Public Offering, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants (the “Public Offering Warrant Adjustment”). In connection with the Company’s 1-for-25 Reverse Stock Split and pursuant to the share combination event adjustment provisions in the Series A Certificate of Designations, the conversion price of the Series A Preferred Stock was further adjusted to $0.1269.

During April 2025, the Company modified the Warrants to adjust the exercise price to $0.1269 per share and the number of shares of Common Stock issuable upon exercise of the Warrants to 127,659,584 shares (the “April 2025 Modification”).

As a result of the Public Offering Warrant Adjustment and the April 2025 Modification, the Company recognized the change in the fair value of the Warrants as a deemed dividend in the amount of approximately $41.6 million during the year ended December 31, 2025. The Company valued the deemed dividend in connection with the Public Offering Warrant Adjustment as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $9.1 million and (b) the fair value of the original award prior to the modification of approximately $0.7 million. The fair value of the Warrants before the effect of the Public Offering Warrant Adjustment was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 288,000 shares; the exercise price of $56.25 per share; dividend yield of 0%; %; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The fair value of the Warrants after the effect of the Public Offering Warrant Adjustment was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The Company valued the deemed dividend in connection with the April 2025 Modification as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $33.6 million and (b) the fair value of the original award prior to the modification of approximately $0.5 million. The fair value of the Warrants before the effect of the April 2025 Modification was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 140.0%; and a risk-free interest rate of 3.6%. The fair value of the Warrants after the effect of the April 2025 Modification was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 127,659,584 shares; the exercise price of $0.1269 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 140.0%; and a risk-free interest rate of 3.6%.

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

July 2023 Private Placement

On July 13, 2023, we entered into the Purchase Agreement with certain accredited investors (the “Investors”), pursuant to which we agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of our newly-designated Series A Preferred Stock initially convertible into up to 266,667 shares of our Common Stock (ii) Warrants to acquire up to an aggregate of 266,667 shares of Common Stock.

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

On October 11, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations) pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, by filing a Certificate of Amendment with the Secretary of State of the State of Delaware (“October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis based on the Stated Value (as defined in the Certificate of Designations) of preferred shares held and the conversion price in effect, subject to certain beneficial ownership limitations. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 11, 2024.

During the year ended December 31, 2024, the Company recorded a gain of $3,550,000 related to the change in fair value of the derivative liability related to the bifurcated embedded derivative within the Series A Preferred Stock which is recorded in other income (expense) on the Consolidated Statement of Operations and reflects a derivative liability of $0 at December 31, 2024, as the Company had redeemed, converted, or accrued for redemption all Series A Preferred Shares as of December 31, 2024.

As of December 31, 2024, the Company has notified the investors of its intention to redeem the remaining installments due in cash and recorded a liability of $1,909,496 representing the cash payable to investors which includes $853,185 of the stated value of the Series A Preferred Shares, $314,998 of accrued dividends payable, and $741,313 for the cash premiums (inclusive of the ECF Premiums) which was recognized as a deemed dividend. During the year ended December 31, 2024, the Company has redeemed an aggregate 10,022 Series A Preferred Shares for cash of $6,234,087 and issued 283,070 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, worth $6,791,325 in relief of the accrued Series A Preferred Stock payments payable. During the year ended December 31, 2024, the Company recognized $2,308,122 of preferred dividends.

During the year ended December 31, 2025, the Company issued 1,031,638 shares of Common Stock to settle $476,444 of the accrued Series A Preferred Stock payments payable. Additionally, during the year ended December 31, 2025, the Company made cash payments totaling $224,249 in settlement of the accrued Series A Preferred Stock payments payable. During the year ended December 31, 2025, the Company recognized additional Series A Preferred Stock dividends totaling $973,984.

As of December 31, 2025, we have redeemed, converted or accrued for redemption all 15,000 shares of Series A Preferred Stock.

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

Cash Flows

The following table summarizes our cash flows from continuing operations for the years ended December 31, 2025, and 2024:

	For the Years Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(4,743,381)	$(4,054,565)
Net cash used in investing activities	—	—
Net cash provided by/(used in) financing activities	8,161,458	(6,234,087)
Net increase (decrease) in cash – continuing operations	$3,418,077	$(10,288,652)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was $4,743,381, which primarily reflected our net loss of $1,422,333, which was inclusive of a loss from discontinued operations of $559,665, in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $6,553,043 consisting of the change in the fair value of the warrant liability, noncash warrant expense, and the gain on the assignment of the Subsidiaries and Vivus settlement, and changes in operating assets and liabilities of $172,336 largely driven by accounts payable and accrued expenses related to professional fees and employee bonuses and equity issuance fees.

Net cash used in operating activities for the year ended December 31, 2024, was $4,054,565, which primarily reflected our net loss of $14,318,790, which was inclusive of a loss from discontinued operations of $13,613,616 in addition to noncash adjustments to reconcile net loss to net cash used in operating activities of $3,082,785 consisting of the change in the fair value of the derivative liability, and changes in operating assets and liabilities of $266,606 largely driven by accounts payable and accrued expenses related to professional fees and employee bonuses and equity issuance fees.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025, was $0.

Net cash used in investing activities for the year ended December 31, 2024, was $0.

Cash Flows Provided by/Used in Financing Activities

Net cash provided by financing activities was $8,161,458 for the year ended December 31, 2025, consisting of proceeds from the Public Offering, and the payment for the redemption of Series A Preferred Stock.

Net cash used in financing activities was $6,234,087 for the year ended December 31, 2024, consisting of redemptions of Series A Preferred Stock.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of, and for the years ended December 31, 2025, and December 31, 2024, are included beginning on Page F-1 immediately following the signature page to this Annual Report. See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Annual Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2025, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles (“GAAP”) as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Changes in Internal Control Over Financial Reporting

There were remediation efforts to improve our internal control over financial reporting that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These remediation efforts primarily consist of improved adherence to existing internal controls.

Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules.

ITEM 9B.OTHER INFORMATION

During the year ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K.

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

Below is a list of the names, ages as of April 15, 2026, and positions of the individuals who currently serve as our Directors.

Name	Age	Position
Joshua N. Silverman	55	Executive Chairman
Bruce T. Bernstein	61	Director
Wayne R. Walker	66	Director

Director Biographies

Information concerning our Directors is set forth below. The biographical description of each Director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a Director.

Joshua N. Silverman — Mr. Silverman joined Petros as a Director and Vice Chairman of the Board in December 2020 and currently serves as the Company’s Executive Chairman of the Board since August 2025. Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman has also served as Interim Chairman, Interim Chief Executive Officer and Interim President of PharmaCyte Biotech, Inc. (Nasdaq: PMCB) since October 2022, as a director since August 2022, and Chief Executive Officer, President, and Executive Chairman since August 13, 2025. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies to solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. In addition to Synaptogenix, Mr. Silverman has served as a director and acting Chief Executive Officer of AYRO, Inc. (Nasdaq: AYRO) since 2020; as Interim Chief Executive Officer, Interim President and Interim Chairman of PharmaCyte Biotech, Inc. (Nasdaq: PMCB); as director of MYMD Pharmaceuticals, Inc. (Nasdaq: MYMD) since September 2018. He previously served as a director of Marker Therapeutics, Inc. from 2016 until 2018 and Protagenic Therapeutics, Inc. from 2016 to 2022. Mr. Silverman received his B.A. from Lehigh University in 1992. Mr. Silverman’s financial, leadership, and operational expertise enable him to contribute valuable insights into strategic governance, operations and planning for the Company.

Bruce T. Bernstein — Mr. Bernstein joined Petros as a Director in 2020. Mr. Bernstein has over thirty five years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as Chairman of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) the leading airport spa company in the world, based in New York and on the Boards of TAO Synergies, Inc, formerly named Synaptogenix and Wrap Technologies, Inc. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch). Mr. Bernstein’s banking, accounting and finance expertise enable him to contribute valuable insights into accounting and financial matters for the Company.

Wayne R. Walker — Mr. Walker joined Petros as a Director in 2020. Mr. Walker has over 35 years of experience in corporate governance, turnaround management, corporate restructuring and bankruptcy matters. In 1998, Mr. Walker founded Walker Nell Partners, Inc., an international business consulting firm, and has served as its president from its founding to the present. Before founding Walker Nell Partners, Inc., Mr. Walker worked for 15 years at the DuPont Company in Wilmington, Delaware in the Securities and Bankruptcy group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. From 2025 to present, Mr. Walker has served as director of Pitney Bowes, Inc. (NYE: PBI), a technology company focused on digital shipping and mailing innovation. From 2022 to present, Mr. Walker has served as a director of Outdoor Holding Company, formerly AMMO, Inc., (Nasdaq: POWW), an online marketplace for firearms, hunting, and related products. From December 2020 to the present, Mr. Walker has served as a director of StableX Technologies, Inc., formerly AYRO, Inc. (Nasdaq: SBLX), a company focused on acquisition of and development of stable coin assets, infrastructure, and related technologies. From 2018 to 2023, Mr. Walker has served as a director of Pitcairn Company and as the Chair of its Compensation Committee. From 2018 to 2023, Mr. Walker served as a director of Wrap Technologies, Inc. including Chairman of the Board, Compensation, Nominations and Corporate Governance Committees. From 2013 to 2014, Mr. Walker served as chairman of the board of directors of BridgeStreet Worldwide, Inc., a global provider of extended corporate housing. From 2016 to 2018, Mr. Walker served as chairman of the board of directors of Last Call Operating Companies, an owner of various national restaurants. From 2013 to 2020, Mr. Walker served as chairman of the board of trustees of National Philanthropic Trust, a public charity. From 2018 to 2020, Mr. Walker served as Vice President of the Board of Education of the City of Philadelphia. Mr. Walker has also served on the board of directors for numerous other companies and foundations including Seaborne Airlines, Inc., Green Flash Brewery, Inc., and Eagleville Hospital and Foundation. Mr. Walker has a J.D. from Catholic University (Washington, DC) and a Bachelor of Arts from Loyola University (New Orleans). He is an attorney licensed by the State Bar of Georgia. He is a member of the State Bar Association of Georgia, American Bar Association, American Bankruptcy Institute and Turnaround Management Association. Mr. Walker was chosen as a director of the Company because of his extensive board experience.

Executive Officers

Below is a list of the names, ages as of April 15, 2026, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Joshua N. Silverman	55	Executive Chairman
Fady Boctor, MBA	48	President and Chief Commercial Officer
Mitchell Arnold, MBA	62	Vice President of Finance and Chief Accounting Officer

Executive Officer Biographies

The principal occupation and business experience for at least the past five years for our executive officers is as follows:

Mr. Silverman’s biography is incorporated by reference from page 49 of this Annual Report.

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

Director Independence

Our Board has reviewed the materiality of any relationship that each of our Directors and Director nominees has with Petros, either directly or indirectly. Our Common Stock is quoted on the OTC Pink Market operated by the OTC Markets Group Inc., which does not have director independence requirements. We also have not established our own definition for determining whether our director and nominees for directors are “independent” nor have we adopted any other standard of independence employed by any national securities exchange. :

Board Committees

Our Board has established four committees. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are composed of at least two independent directors:

●	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Silverman and Mr. Walker.
●	The Compensation Committee consists of Mr. Silverman, as Chairman, Mr. Bernstein and Mr. Walker.
●	The Nominating and Corporate Governance Committee consists of Mr. Walker, as Chairman, and Mr. Bernstein.
●	The Budget and Strategy Committee consists of Mr. Bernstein, as Chairman, and Mr. Silverman.

Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee has a written charter adopted by the Board; a current copy of each such charter is available in the “Investors & Press” section on our website, https://investors.petrospharma.com

Audit Committee

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

All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. Our Board has determined that Mr. Bernstein is an audit committee financial expert as defined under the applicable rules of the SEC. Two of the members of our Audit Committee are independent directors as defined under the applicable rules and regulations of the SEC. Mr. Silverman, a member of the Audit Committee, is not an independent director as defined under the applicable rules and regulations of the SEC.

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

Budget and Strategy Committee

The Budget and Strategy Committee, among other things, works with management and advises the Board with respect to budgetary and strategic matters, reports to the Board its findings and recommendations as to what action the Company should take with respect to those matters.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors (including our principal executive officer and principal financial officer and principal accounting officer). Our Code of Ethics is available to security holders in the “Investors & Press” section on our website, https://IRdirect.net/PTPI. We intend to disclose any amendments to, or waivers from, our Code of Ethics at the same website address provided above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2025 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Summary Compensation Table

The following table shows compensation awarded to, paid to or earned by (1) Petros’ principal executive officer, (2) Petros’ two most highly compensated executive officer other than the principal executive officer and (3) up to two individuals who would have qualified as one of Petros’ two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year; during the fiscal years ended December 31, 2025 and 2024.

						Non-equity
						Incentive Plan
				Stock	Option	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Awards ($) (2)	($)	Compensation ($) (3)	Total ($) (4)
Joshua N. Silverman	2025	321,250	200,000	271,000	—	—	—	792,250
Executive Chairman	2024	100,000	—	—	—	—	—	100,000

Fady Boctor	2025	320,833	50,000	121,950	—	—	35,421	528,204
President and Chief Commercial Officer	2024	332,500	350,000	—	—	—	57,961	740,461

Mitchell Arnold	2025	231,000	25,000	40,650	—	—	47,523	344,173
Vice President of Finance and Chief Accounting Officer	2024	274,313	111,250	—	—	—	52,729	438,292
(1)	Mr. Boctor received restricted stock units of 18,000 shares and Mr. Arnold received restricted stock units of 6,000 shares. The shares were valued as of the grant date.
(2)	For awards of stock options, the aggregate grant date fair value is computed based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date.

(3)	Amounts in this column reflect 401(k) contributions and insurance premiums (life, long term disability, short term disability, health, dental, and vision). For 2025, this represents: for Mr. Boctor, $4,301 for contributions under Petros’ 401(k) plan and $31,120 of insurance premiums; and for Mr. Arnold, $7,889 for contributions under Petros’ 401(k) plan and $39,634 of insurance premiums. For 2024, this represents: for Mr. Boctor, $10,350 for contributions under Metuchen’s 401(k) plan and $47,611 of insurance premiums; for Mr. Arnold, $10,350 for contributions under Petros’ 401(k) plan and $42,379 of insurance premiums.
(4)	In 2024, Mr. Silverman received a total of $100,000 in cash compensation payments in his role as Board Chairman.

Employment Agreements

Joshua Silverman

On August 13, 2025, the Company entered into an executive compensation agreement (the “Employment Agreement”) with Mr. Silverman setting forth the terms and conditions of Mr. Silverman’s employment as the Company’s Executive Chairman. The Employment Agreement has a three-year initial term commencing on August 13, 2025, which term automatically renews each year for successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Employment Agreement.

The Employment Agreement provides that Mr. Silverman will be entitled to receive an annual base salary of three hundred thousand dollars ($300,000), payable in accordance with the Company’s normal payroll practices. For each fiscal year during the employment period, Mr. Silverman is eligible to receive an annual bonus upon achievement of target objectives and performance criteria, payable on or before March 15 of the fiscal year following the fiscal year to which the bonus relates. The Employment Agreement also entitles Mr. Silverman to receive customary benefits and reimbursement for ordinary business expenses.

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

On June 1, 2025, the Company adjusted Mr. Boctor’s base salary from an annual rate of $280,000 to an annual rate of $350,000.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2025.

	Option awards
			Number of
		Number of	securities
		securities	underlying
	Vesting	underlying	unexercised	Option
	Commencement	unexercised	options (#)	Exercise	Option
Name	date	options (#) exercisable	unexercisable	Price ($)	Expiration Date
Joshua N. Silverman	04/08/2021	200	—	$31.80	04/08/2031
	04/06/2023	1,600	—	$35.25	04/06/2033
	12/21/2023	1,600	—	$35.25	12/21/2033
Fady Boctor	2/19/2021	863	—	$37.40	2/19/2031
	12/21/2023	2,182	—	$35.25	12/21/2033
Mitchell Arnold	5/11/2021	200	—	$32.10	5/11/2031
	12/21/2023	800	—	$35.25	12/21/2033

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

On December 22, 2021, our stockholders approved the Second Amendment to the 2020 Plan to increase the total number of shares of Common Stock issuable under the 2020 Plan by 152,166 shares to a total of 260,000 shares of Common Stock. On September 14, 2023, our stockholders approved the Third Amendment to the 2020 Plan, which then became effective as of August 15, 2023, to increase the total number of shares of Common Stock issuable under the 2020 Plan by 2,500,000 shares to a total of 2,760,000 shares of Common Stock. On April 10, 2025, our stockholders approved an amendment to the 2020 Plan to increase the total number of shares of Common Stock issuable under the 2020 Plan by 40,000,000, to a total of 40,110,400 shares of Common Stock.

On February 10, 2025, the Company amended the 2020 Plan to remove certain individual limitations on the number of stock options, stock appreciation rights, shares of restricted stock and restricted stock units that could be awarded to an employee participant in any fiscal year pursuant to Section 4(d) of the 2020 Plan. As of April 15, 2026, we had 32,129,087 shares of Common Stock available for future issuance under the 2020 Plan.

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

Administration

The 2020 Plan is administered by Petros’ Compensation Committee. The committee consists of two “non-employee directors” as defined under Rule 16b - 3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Silverman, Chairman of the Compensation Committee, is not a “non-employee directors” as defined under Rule 16b 3 promulgated under the Exchange Act. The committee determines the terms and conditions applicable to awards under the 2020 Plan, including, without limitation, who will receive awards and the number of shares of Common Stock subject to awards. The committee may delegate authority under the 2020 Plan to one or more subcommittees as it deems appropriate. Subject to compliance with applicable law and the applicable stock exchange rules, the Board, in its discretion, may perform any action of the committee under the 2020 Plan. Subject to compliance with applicable law and applicable stock exchange requirements, the committee (or the Board or a subcommittee, as applicable) may delegate all or part of its authority to Petros’ Chief Executive Officer, as it deems appropriate, with respect to awards to employees, consultants, or advisors who are not executive officers or directors under Section 16 of the Exchange Act. The committee, the Board, any subcommittee, or the Chief Executive Officer, as applicable, that has authority with respect to a specific award will be referred to as “the committee” in this description of the 2020 Plan.

Shares Subject to the 2020 Plan

Subject to adjustment, the maximum aggregate number of shares of Common Stock that may be issued or transferred under the 2020 Plan, as amended, with respect to awards made on and after the Effective Date is 40,110,400 shares. In addition, the number of shares of Common Stock subject to outstanding awards under the Prior Plans that terminate, expire, or are cancelled, forfeited, exchanged, or surrendered without having been exercised, vested, or paid in shares under the Prior Plans, as applicable, after the Effective Date will be available for issuance under the 2020 Plan.

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

Employment Benefits Plans

Petros 401(k) Plan

Petros has a defined contribution retirement plan in which all employees are eligible to participate. This plan is intended to qualify under Section 401(k) of the Code so that contributions by employees and by Petros to the plan and income earned on plan contributions are not taxable to employees until withdrawn or distributed from the plan, and so that contributions, including employee salary deferral contributions, will be deductible by Petros when made. Petros currently provides contributions under this plan of up to four percent (4%) of an employee’s compensation, subject to statutory limits.

Participants may elect a salary deferral up to the statutorily prescribed annual limit for tax-deferred contributions and Petros may make contributions up to four percent (4%) of the participant’s compensation, subject to certain statutory limits.

Petros also contributes to medical, disability and other standard insurance plans for its employees.

Director Compensation Program

The following table presents the total compensation for each person who served as a member of our Board during the fiscal year ended December 31, 2025. Other than set forth in the table and described more below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in 2025.

				Non-equity
	Fees			incentive	Nonqualified
	earned or	Stock	Option	plan	deferred	All other
	paid in	awards	awards	compensation	compensation	compensation
Name	cash ($)(1)	($)	($) (2)	($)	earnings ($)	($)	Total ($)
Bruce T. Bernstein	197,500	81,300	—	—	—	—	278,800
Wayne R. Walker	100,000	40,650	—	—	—	—	140,650
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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth additional information, as of December 31, 2025, about our Common Stock that may be issued upon the exercise of options and other rights under the 2020 Plan.

(c) Number of securities
remaining available for
	(a) Number of securities	(b) Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	14,625	$31.81	40,004,087
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	14,625	$31.81	40,004,087

N/A - Not applicable

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting securities as of April 15, 2026 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our named executive officers and directors; and (iii) by all of our executive officers and directors as a group. Unless otherwise indicated in the following table, the address for each person named in the table is: 1185 Avenue of the Americas, New York, NY 10036.

			Number of
	Number of		Shares of
	Shares of		Series A
	Common		Preferred
	Stock		Stock
	Beneficially		Beneficially
Name and Address of Beneficial Owner	Owned (1)	Percentage of Class (2)	Owned (1)	Percentage of Class (2)
5% Stockholders
Iroquois Capital Management L.L.C.(3)	4,702,799	9.99%	66.34	21.49%
Intracoastal Capital LLC(4)	2,225,425	4.99%	136.19	44.12%
Five Narrow Lane LP(5)	2,225,425	4.99%	36.90	11.95%
Brio Capital Master Fund Ltd. (6)	2,225,425	4.99%	38.46	12.46%
V4 Global, LLC(7)	2,225,425	4.99%	30.77	9.97%
Named Executive Officers and Directors
Bruce T. Bernstein(8)	941,194	2.17%	—	—
Joshua N. Silverman(9)	2,191,310	4.92%	—	—
Wayne R. Walker(10)	253,693	*	—	—
Fady Boctor(11)	255,031	*	—	—
Mitchell Arnold(12)	1,005	*	—	—
All directors and executive officers as a group (5 persons)	3,642,233	7.92%	—	—
*	represents ownership of less than 1%.
(1)Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.
(2)A total of 42,372,260 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 15, 2026, and 308.66 shares of Series A Preferred Stock are outstanding as of April 15, 2026.
(3)Based on a Schedule 13G/A jointly filed on May 15, 2025, by Richard Abbe (“Mr. Abbe”), Kimberly Page (“Ms. Page”) and Iroquois Capital Management L.L.C. and on certain information made available to the Company. The securities reported herein are directly held by Iroquois Capital Investment Group LLC (“ICIG”) and Iroquois Master Fund, Ltd (“IMF”). Represents (i) shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2026, or will be exercisable within 60 days thereafter (subject to a 9.99% beneficial ownership blocker), and (ii) 66.34 shares of Series A Preferred Stock, convertible into up to approximately 522,774 shares of Common Stock within 60 days of April 15, 2026 (subject to a 4.99% beneficial ownership blocker).

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

(4)Based on certain information made available to the Company and on the Schedule 13G/A filed jointly with the SEC on November 13, 2024, by Mitchell P. Kopin, Daniel B. Asher and Intracoastal Capital LLC (“Intracoastal”). Represents (i) shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2026, or will be exercisable within 60 days thereafter (with certain warrants subject to a 4.99% beneficial ownership blocker), and (ii) 136.19 shares of Series A Preferred Stock, convertible into up to approximately 1,073,208 shares of Common Stock within 60 days of April 15, 2026 (subject to a 4.99% beneficial ownership blocker).

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

(5)Based on certain information made available to the Company. Represents ( (i) shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2026, or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (iii) 36.9 shares of Series A Preferred Stock, convertible into up to approximately 290,781 shares of Common Stock within 60 days of April 15, 2026 (subject to a 4.99% beneficial ownership blocker).

Messrs. Arie Rabinowitz and Joe Hammer have voting and investment control over the securities held by Five Narrow Lane LP. Five Narrow Lane LP’S address is 510 Madison Avenue, Suite 1400, New York, NY 10022.

(6)Based on certain information made available to the Company. Represents (i) shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2026, or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (ii) 38.46 shares of Series A Preferred Stock, convertible into up to approximately 303,074 shares of Common Stock within 60 days of April 15, 2026 (subject to a 4.99% beneficial ownership blocker).

Shaye Hirsch has voting and investment control over the securities held by Brio Capital Master Fund, Ltd. Brio Capital Master Fund, Ltd.’s address is 100 Merrick Road, Suite 401W, Rockville Centre, NY 11570.

(7)Based on certain information made available to the Company. Represents (i) shares of Common Stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2026, or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (ii) 30.77 shares of Series A Preferred Stock, convertible into up to approximately 242,475 shares of Common Stock within 60 days of April 15, 2026 (subject to a 4.99% beneficial ownership blocker).

The securities are held by V4 Global, LLC (“V4”). Scot Cohen has voting and dispositive control with respect to the securities being offered. V4 and Scot Cohen disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. V4’s address is 445 Grand Bay Drive, Apt. P1A, Key Biscayne, FL 33149.

(8)Amount consists of (i) 334 shares of Common Stock, (ii) 937,500 shares of restricted shares of Common Stock, and (iii) 3,360 shares of Common Stock underlying stock options held by Mr. Bernstein that were vested as of April 15, 2026, or will vest within 60 days thereafter, and
(9)Amount consists of (i) 450 shares of Common Stock, (ii) 2,187,500 shares of restricted Common Stock, and (iii) 3,360 shares of Common Stock underlying stock options held by Mr. Silverman that were vested as of April 15, 2026, or will vest within 60 days thereafter.
(10)Amount consists of (i) 333 shares of Common Stock, (ii) 250,000 shares of restricted Common Stock, and (iii) 3,360 shares of Common Stock underlying stock options held by Mr. Walker that were vested as of April 15, 2026, or will vest within 60 days thereafter.

(11)Amount consists of (i) 3,045 shares of Common Stock underlying stock options held by Mr. Boctor that were vested as of April 15, 2026, or will vest within 60 days thereafter, (ii) 1,986 shares of restricted Common Stock, (iii) 250,000 shares of Common Stock underlying certain restricted stock units that were vested as of April 15, 2026, or will vest within 60 days thereafter.
(12)Amount consists of (i) 5 shares of Common Stock, and (ii) 1,000 shares of Common Stock underlying stock options held by Mr. Arnold that were vested as of April 15, 2026, or will vest within 60 days thereafter.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years (“related party transactions”). A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons. During the years ended December 31, 2025, and 2024, in addition to the compensation arrangements described elsewhere herein, we participated in the following related party transactions:

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

The Audit Committee, effective as of January 8, 2024, appointed Marcum LLP (Auditor ID #688) (“Marcum”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2024. On April 5, 2025, upon CBIZ CPAs P.C. (“CBIZ CPAs”) acquiring the attest business of Marcum, the Company terminated its relationship with Marcum as the Company’s independent registered accounting firm and, with the approval of the Audit Committee of the Company’s Board of Directors, engaged CBIZ CPAs as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

On August 29, 2025, the Audit Committee approved the dismissal of CBIZ CPAs and appointed HTL International, LLC (“HTL”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2025.

Audit and Non-Audit Fees

The Company engaged HTL from August 29, 2025, to present. The following table presents fees for professional audit services rendered by HTL for the audit of the Company’s consolidated financial statements for the years ended December 31, 2025, and December 31, 2024.

	2025	2024
Audit fees:(1)	$200,130	$—
Audit related fees:(2)	—	—
Tax fees: (3)	—	—
All other fees	—	—
Total	$200,130	$—
(1)	Audit fees for 2025 and 2024 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements.
(2)	There were no audit related or other fees.
(3)	Tax fees related to tax compliance work.

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
3.1.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2025).

3.1.5

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

3.2.4

Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

3.2.5

Certificate of Amendment to the Certificate of Designations of Series A Convertible Preferred Stock of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2.4 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8- K filed on December 2, 2020).
3.3.1	Amendment to the Amended and Restated By-laws of Petros Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 15, 2023).
3.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 to the Company’s Registration Statement on Form S-1/A filed on February 13, 2025).
4.1	Specimen Stock Certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on October 28, 2020).
4.2	Description of Capital Stock. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2021).
4.4	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021).
4.5	Form of Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 13, 2023).
4.7	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
4.8	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
4.9	Form of Pre - Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8 - K filed on February 21, 2025).
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

10.19

Termination Agreement, dated as of March 31, 2025, by and between Vivus LLC and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.20

Form of Amendment Agreement, dated March 30, 2025, by and between Petros Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).

10.21†

Third Amendment to the Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.22†

Executive Compensation Agreement, by and between Petros Pharmaceuticals, Inc. and Joshua Silverman, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2025).

19.1	Petros Pharmaceuticals, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025).
21*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm, Marcum LLP
23.2*	Consent of Independent Registered Public Accounting Firm, HTL International, LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
97.1	Petros Pharmaceuticals, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith
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

PETROS PHARMACEUTICALS, INC.

April 15, 2026	By:	/s/ Fady Boctor
	Name:	Fady Boctor
	Title:	President and Chief Commercial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fady Boctor	President and Chief Commercial Officer	April 15, 2026
Fady Boctor	(Principal Executive Officer)

/s/ Mitchell Arnold	Vice President of Finance	April 15, 2026
Mitchell Arnold	(Principal Financial and Accounting Officer)

/s/ Joshua N. Silverman	Executive Chairman	April 15, 2026
Joshua N. Silverman

/s/ Bruce T. Bernstein	Director	April 15, 2026
Bruce T. Bernstein

/s/ Wayne R. Walker	Director	April 15, 2026
Wayne R. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petros Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred significant losses and negative operating cash flows since inception and needs to raise additional funds to meet its obligations and sustain future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ HTL International, LLC

We have served as the Company’s auditor since 2025.

Houston, TX

April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Petros Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petros Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in convertible redeemable preferred stock and stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ MARCUM LLP

Marcum LLP

We have served as the Company’s auditors from 2024 through 2025.

Morristown, New Jersey

March 31, 2025 (except for the Reverse Stock Split described in Note 1 and the effects of discontinued operations as to which the date is April 15, 2026)

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,136,722	$1,718,645
Prepaid expenses and other current assets	26,876	885
Current assets held for sale	—	5,574,748
Total current assets	5,163,598	7,294,278

Non-current assets held for sale	—	3,341,032
Total assets	$5,163,598	$10,635,310

Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	83,883	764,333
Accrued expenses	142,486	99,641
Accrued Series A convertible redeemable preferred payments payable	2,065,475	1,909,496
Warrant liability	900	—
Current held for sale liabilities	—	15,254,195
Total current liabilities	2,292,744	18,027,665

Non-current liabilities held for sale	—	75,223
Total liabilities	2,292,744	18,102,888

Commitments and contingencies
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at December 31, 2025, and December 31, 2024, respectively; 568 and 0 shares issued and outstanding at December 31, 2025, and December 31, 2024, respectively	—	—

Stockholders’ Equity (Deficit):
Series B convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 1,000,000 and 0 shares authorized at December 31, 2025, and December 31, 2024, respectively, 0 shares issued and outstanding as of December 31, 2025, and December 31, 2024	—	—
Common stock (par value $0.0001 per share, 7,000,000,000 and 250,000,000 shares authorized at December 31, 2025, and December 31, 2024, respectively; 42,284,502 and 421,124 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively)	4,228	42

Additional paid-in capital	114,161,402	105,740,751
Accumulated deficit	(111,294,776)	(113,208,371)
Total Stockholders’ Equity (Deficit)	2,870,854	(7,467,578)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$5,163,598	$10,635,310

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
Operating expenses:
Selling, general and administrative	$4,641,350	$4,626,943
Total operating expenses	4,641,350	4,626,943

Loss from continuing operations	(4,641,350)	(4,626,943)
Other income (expense):
Warrant issuance costs	(10,420,982)	—
Change in fair value of derivative liability	—	3,550,000
Change in fair value of warrant liability	10,305,357	—
Interest income	256,933	371,769
Total other income, net	141,308	3,921,769

Loss before income taxes	(4,500,042)	(705,174)
Provision for income taxes	—	—
Loss from continuing operations, net of tax	(4,500,042)	(705,174)

Gain from assignment of subsidiaries and Vivus settlement	6,973,302	—
Loss from discontinued operations	(559,665)	(13,613,616)

Net income (loss)	$1,913,595	$(14,318,790)

Preferred stock dividend and cash premiums	(973,984)	(2,308,122)
Preferred stock accretion	—	(10,170,247)
Deemed dividend on Series A Preferred Warrants	(41,601,824)	—
Deemed dividend on Series A Warrants	(3,027,000)	—

Net loss from continuing operations attributable to common stockholders	$(50,102,850)	$(13,183,543)
Gain (loss) from discontinued operations attributable to common stockholders	$6,413,637	$(13,613,616)
Basic and Diluted – continuing operations	$(1.79)	$(41.06)
Basic and Diluted – discontinued operations, assignment and settlement	$0.23	$(42.40)
Basic and Diluted	$(1.56)	$(83.47)
Weighted average common shares outstanding
Basic and Diluted	28,065,362	321,042

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY/(DEFICIT)

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common
	Preferred	Stock	Common	Stock	Additional Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Year Ended December 31, 2025
Balance, December 31, 2024	—	—	421,124	$42	$105,740,751	$(113,208,371)	$(7,467,578)
Stock-based compensation expense	—	—	—	—	304,634	—	304,634
Common stock and prefunded warrants issued, net of expense	—	—	1,600,000	160	(160)	—	—
Series A Preferred stock dividends	—	—	—	—	(973,984)	—	(973,984)
Preferred stock redemption including cash premium	—	—	1,031,638	103	476,341	—	476,444
Issuance of Series B warrants on stock combination event	—	—	22,912	2	(2)	—	—
Cashless exercise of Series B warrants	—	—	39,208,828	3,921	8,613,822	—	8,617,743
Net loss	—	—	—	—	—	1,913,595	1,913,595
Balance, December 31, 2025	—	$—	42,284,502	$4,228	$114,161,402	$(111,294,776)	$2,870,854

		Convertible
	Convertible	Redeemable
	Redeemable	Preferred		Common
	Preferred	Stock	Common	Stock	Additional Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Year Ended December 31, 2024
Balance, December 31, 2023	10,022	$408,982	119,655	$12	$110,960,610	$(98,889,581)	$12,071,041
Stock-based compensation expense	—	—	—	—	197,215	—	197,215
Non-employee exercise of restricted stock units	—	—	18,399	2	269,998	—	270,000
Series A Preferred Stock accretion	—	10,170,247	—	—	(10,170,247)	—	(10,170,247)
Series A Preferred Stock dividends	—	1,292,916	—	—	(1,292,916)	—	(1,292,916)
Deemed dividends on Preferred Stock	—	—	—	—	(1,015,206)	—	(1,015,206)
Preferred Stock redemption including cash premium	(10,022)	(11,872,145)	283,070	28	6,791,297	—	6,791,325
Net loss	—	—	—	—	—	(14,318,790)	(14,318,790)
Balance, December 31, 2024	—	$—	421,124	$42	$105,740,751	$(113,208,371)	$(7,467,578)

The accompanying Notes are an integral part of the Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,913,595	$(14,318,790)
Less loss from discontinued operations	(559,665)	(13,613,616)
Net income (loss) from continuing operations	2,473,260	(705,174)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(10,305,357)	—
Change in fair value of derivative liability	—	(3,550,000)
Warrant issuance costs	10,420,982	—
Gain on asset disposition and Vivus settlement	(6,973,302)	—
Employee stock-based compensation	304,634	197,215
Stock issued for services	—	270,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,991)	35,307
Accounts payable	(680,452)	351,757
Accrued expenses	42,845	(653,670)
Net cash used in operating activities – continuing operations	(4,743,381)	(4,054,565)
Net cash (used in) provided by operating activities – discontinued operations	(1,991,326)	1,451,514
Net cash used in operating activities	(6,734,707)	(2,603,051)

Cash flows from investing activities:
Net cash used in investing activities – discontinued operations	—	(24,587)

Cash flows from financing activities:
Proceeds from common stock and prefunded warrants, net	8,503,018	—
Redemption of Series A Preferred Stock	(341,560)	(6,234,087)
Net cash provided by (used in) financing activities – continuing operations	8,161,458	(6,234,087)
Net cash used in financing activities – discontinued operations	—	(765,279)
Net cash provided by (used in) financing activities	8,161,458	(6,999,366)

Net increase (decrease) in cash	1,426,751	(9,627,004)

Cash and cash equivalents, beginning of year	3,709,971	13,336,975
Cash and cash equivalents, end of year	5,136,722	3,709,971
Less: cash and cash equivalents attributable to discontinued operations	—	(1,991,326)
Cash and cash equivalents, end of year – continuing operations	$5,136,722	$1,718,645

Supplemental cash flow information:
Cash paid for interest during the year	$—	$—
Cash paid for income tax during the year	$—	$—

Noncash items:
Noncash redemption of Series A Preferred Stock	$476,444	$6,791,325
Accrued Series A Preferred Stock payments payable	—	1,909,496
Accretion of Series A Preferred Stock to redemption value	—	10,170,247
Accrual of Series A Preferred Stock dividends	973,984	1,292,916
Non-cash warrant issuance costs	18,924,000	—
Cashless exercise of Series B warrants	8,617,743	—
Deemed dividend on Series A Preferred Warrants	41,601,824	—
Deemed dividend on Series A Warrants	3,027,000	—

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

In December 2024, the Company determined to discontinue sales of Stendra® to wholesalers. Beginning in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. In addition, on June 16, 2025, in accordance with California state law, the Company effected an assignment (the “Assignment”) of all of the business, assets, properties, contractual rights, goodwill, going concern value, rights and claims (“Assets”) of Metuchen, including Metuchen’s wholly-owned subsidiaries, Timm Medical and PTV and each of their respective Assets (collectively, the “ABC Assets”), for the benefit of creditors to a special purpose vehicle that is managed by a third-party fiduciary (the “Assignee”) such that, as of June 16, 2025, the Assignee succeeded to all of each Subsidiary’s right, title and interest in and to the respective ABC Assets. Upon the completion of the Assignment, the Assignee obtained sole control over the ABC Assets and each Subsidiary no longer operates its business or controls the liquidation or distribution of its assets or the resolution of claims. The Assignment is a judicial insolvency procedure, which was commenced by each Subsidiary entering a contractual assignment for the benefit of creditors on June 16, 2025, that effectuates the assignment, grant, conveyance, transfer, and setting over to the Assignee, in trust, of all of the ABC Assets. Accordingly, the Company is no longer engaged in the marketing or selling of VEDs following the completion of the Assignment. Today, the Company is working towards the goal of becoming a leading innovator in the emerging self-care market driving expanded access to key nonprescription pharmaceuticals as Over-the-Counter (“OTC”) and nonprescription drug products with additional condition for nonprescription use (“ACNU Products”) treatment options.

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

Reverse Stock Split

On April 29, 2025, the Company effected a 1-for-25 reverse stock split as of April 30, 2025. All share, restricted stock unit (“RSU”) and per share or per RSU information has been retroactively adjusted to reflect the reverse stock split.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund the Company’s operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since the Company’s inception. As of December 31, 2025, the Company had cash of $5.1 million, working capital of $2.9 million, and accumulated deficit of $111.3 million. The Company’s plans include, or may include, utilizing cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these audited consolidated financial statements are issued.

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

In addition to the payments to be made in accordance with the Note, Metuchen further agreed in the Vivus Settlement Agreement to (i) grant to Vivus a right of first refusal to provide certain types of debt and convertible equity (but not preferred equity) financing issued by or to Metuchen (including any subsidiaries and intermediaries) until the Note is paid in full, and (ii) undertake to make certain regulatory submissions to effectuate Vivus’ ability to exercise its rights under the License Agreement. On January 18, 2022, Metuchen made a prepayment of the obligations under the Note in the amount of $900,000, and a payment of $1,542,904 with respect to a purchase order made in 2021 to Vivus. In consideration of these payments and upon Metuchen’s satisfaction of certain regulatory submissions, Vivus released 50% of the quantity of bulk Stendra® tablets under Metuchen’s existing open purchase order (the “Open Purchase Order”) being held by Vivus, which represented approximately a six-month supply of inventory. Pursuant to the Vivus Settlement Agreement, Vivus released the remaining 50%of the quantity of bulk Stendra® tablets under the Open Purchase Order, later during the first quarter of 2022, upon Metuchen’s satisfaction of the remaining regulatory submission requirements.

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

Pursuant to that certain letter agreement (the “Sherwood Agreement”), dated as of March 31, 2025, by and between Metuchen and Sherwood Partners, Inc. (“Sherwood”), Sherwood agreed to provide certain consulting and advisory services in connection with the ABC, including in connection with the sale process and budgeting and planning process (the “Services”). In consideration for the Services, Metuchen has agreed to pay a fee to Sherwood equal to $60,000 and a cash fee equal to 9% of the gross proceeds of the sale of the ABC Assets and has agreed to reimburse Sherwood for certain reasonable out-of-pocket expenses.

2)    Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of the valuation of the derivative liability, and the valuation of warrants, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

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

Revenue Recognition

The Company does not expect to generate revenue unless and until it successfully completes development of its products and/or services and obtain required regulatory approvals, enter into commercial arrangements, or otherwise commence revenue-generating operations. There can be no assurance as to when, or if, the Company will generate revenue. Accordingly, no revenue has been recognized for any period presented in this Annual Report on Form 10 - K.

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

Financial instruments recognized at historical amounts in the consolidated balance sheets consist of cash, accounts payable, and accrued expenses. The Company believes that the carrying values of cash, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments.

In connection with the Private Placement, the Company incurred liabilities related to issued warrants and derivatives arising from embedded features that were not clearly and closely related to the host instruments. The Company estimated the fair value of the warrants and derivative liability utilizing the Black Scholes Model and a Monte Carlo Simulation approach, respectively. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. See Note 11.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to stock-based transactions, including employee stock options and restricted stock units, to be measured and recognized in the consolidated financial statements based on a determination of the fair value of the stock options or restricted stock units. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model for stock options and the closing price per share on the date of the award for restricted stock units. Employee stock option and restricted stock units expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant), except for performance-based milestones which is recognized upon the probability of achievement. The Company accounts for forfeitures as they occur.

The Company’s option pricing model requires the input of highly subjective assumptions, including the volatility and expected term. Any changes in these highly subjective assumptions can significantly impact stock-based compensation expense. See Note 6 Stock-Based Compensation.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants are classified as liabilities in accordance with ASC 815 as they could be net cash settled in the event of a Fundamental Transaction. The fair value of the warrant liability was estimated using a Black-Scholes approach (see Note 7).

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2025, and 2024, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company records uncertain tax positions in accordance under Accounting Standards Codification (“ASC”) Topic 740, Income taxes (“ASC 740”), on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2025, and 2024, no accrued interest or penalties are recorded in the consolidated balance sheet.

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

Basic and Diluted Net Loss per Common Share

The Company computes basic net loss per common share by dividing net loss applicable to Common Stockholders by the weighted average number of shares of Common Stocks outstanding during the period, excluding the anti-dilutive effects of stock options and warrants to purchase Common Stocks. The Company computes diluted net loss per Common Stock by dividing the net loss applicable to Common Stocks by the sum of the weighted-average number of Common Stocks outstanding during the period plus the potential dilutive effects of its convertible preferred stocks, stock options and warrants to purchase Common Stocks, but such items are excluded if their effect is anti-dilutive. In accordance with ASC 260, warrants that are accounted for as liabilities which are potentially dilutive have not been included in diluted earnings per share as they would have been anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between the Company’s basic and diluted net loss per stock of Common Stock for the years ended December 31, 2025, and 2024.

Segment Reporting

The Company determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company operations comprise a single operating segment at the consolidated level. The Company’s chief operating decision maker (“CODM”) is its President and Chief Commercial Officer, who reviews and evaluates consolidated net income as presented in the accompanying consolidated statements of operations for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis. The impact of ASU 2023-09 on the Company’s consolidated financial statements is reflected in Note 12 - Income Taxes.

Accounting Pronouncements Not Yet Adopted

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

3)    Discontinued Operations

ABC Assets’ Discontinued Operations

As a result of the Board ABC Resolution and Sherwood Agreement, as of March 31, 2025, the Company determined that the ABC Assets met the held for sale and discontinued operations accounting criteria. Accordingly, the ABC Assets were classified as held for sale in the consolidated balance sheets for all periods presented, and its net assets were classified as current and non-current. Additionally, the Company classified the ABC Assets’ operations as discontinued operations in its consolidated statements of operations for all periods presented.

Carrying amounts of assets and liabilities associated with the ABC Assets included as part of consolidated discontinued operations:

December 31,
2024
Assets held for sale:
Current assets:
Cash and cash equivalents	$1,991,326
Accounts receivable, net	416,076
Inventories	1,349,802
Prepaid inventory	1,649,212
Prepaid expenses and other current assets	168,332
Total current assets held for sale	5,574,748

Fixed assets, net	22,948
Intangible assets, net	3,204,354
Right of use assets	113,730
Total non-current assets held for sale	$3,341,032

Liabilities held for sale:
Current liabilities:
Current portion of promissory note	$7,248,635
Accounts payable	1,564,631
Accrued expenses	6,362,763
Other current liabilities	78,166
Total current liabilities held for sale	15,254,195

Other long-term liabilities	75,223
Total non-current liabilities held for sale	$75,223

Consolidated statements of operations related to the ABC Assets’ discontinued operations:

	For the Years Ended December 31,
	2025	2024
Net sales	$1,346,445	$5,112,043
Cost of goods sold	379,628	1,212,700
Gross profit	966,817	3,899,343
Selling, general and administrative	964,573	4,122,159
Research and development expense	82,957	2,615,050
Depreciation and amortization expense	315,858	2,831,219
Intangible asset impairment	—	2,966,760
API asset impairment	—	4,416,862
Interest expense, promissory note	163,094	560,909
Loss from discontinued operations before income tax	(559,665)	(13,613,616)
Provision for income taxes	—	—
Loss from discontinued operations	$(559,665)	$(13,613,616)

4)    Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2025	December 31, 2024
Accrued professional fees	$142,351	$98,700
Other accrued expenses	135	941
Total accrued expenses	$142,486	$99,641

5)     Stockholders’ Equity

Private Placement

On July 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell in a private placement to the Investors (i) an aggregate of 15,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with a par value of $0.0001 per share and stated value of $1,000 per share (the “Series A Preferred Shares”), initially convertible into up to 266,667 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and (ii) warrants to acquire up to an aggregate of 266,667 shares of Common Stock (the “Warrants”) at an initial exercise price of $56.25 per share (collectively, the “Private Placement”). Pursuant to the terms of the Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) and the Warrants, each of the Conversion Price (as defined below) and the exercise price and the number of shares underlying the Warrants is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

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

The amortization payments due upon redemptions are payable, at the Company’s election, in cash at 107% of the Installment Redemption Amount (as defined in the Certificate of Designations), or subject to certain limitations, in shares of Common Stock valued at the lower of (i) the Conversion Price then in effect and (ii) the greater of (A) 80% of the average of the three lowest closing prices of the Common Stock during the thirty trading day period immediately prior to the date the amortization payment is due or (B) the lower of $9.90, which is 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Stockholder Approval (as defined in the Purchase Agreement) or such lower amount as permitted, from time to time, by the Nasdaq Stock Market, subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events. The Company may require holders to convert their Series A Preferred Shares into Conversion Shares if the closing price of the Common Stock exceeds $168.75 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds two million dollars ($2,000,000) per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

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

The event of default under the Settlement Agreement and the Security Agreement with Vivus existing and continuing by virtue of Metuchen’s failure to pay the Installment (as defined in the Promissory Note) that was due October 1, 2024, constituted a Triggering Event pursuant to the terms of the Certificate of Designations. As a result, the dividend rate of the Series A Preferred Stock was automatically increased to 15% per annum beginning on October 1, 2024.

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

The Series A Preferred Shares were determined to be more akin to a debt-like host than an equity-like host. The Company identified the following embedded features that are not clearly and closely related to the debt host instrument: 1) make-whole interest upon a contingent redemption event, 2) make-whole interest upon a conversion event, 3) an installment redemption upon an Equity Conditions Failure (as defined in the Certificate of Designation), and 4) variable share-settled installment conversion. These features were bundled together, assigned probabilities of being affected and measured at fair value. Subsequent changes in fair value of these features are recognized in the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company recorded a gain of $3,550,000 related to the change in fair value of the derivative liability related to the bifurcated embedded derivative within the Series A Preferred Stock which is recorded in other income (expense) on the Consolidated Statement of Operations and reflects a derivative liability of $0 at December 31, 2024, as the Company had redeemed, converted, or accrued for redemption all Series A Preferred Shares as of December 31, 2024.

As of December 31, 2025, the Company recorded a total liability of $2,065,475 representing the amount payable to the remaining holders of Series A Preferred Stock. During the year ended December 31, 2025, the Company issued 1,031,638 shares of Common Stock to settle $476,444 of the accrued Series A Preferred Stock payments payable. During the year ended December 31, 2025, the Company recognized $973,984 of preferred dividends.

As of December 31, 2024, the Company has notified the investors of its intention to redeem the remaining installments due in cash and recorded a liability of $1,909,496 representing the cash payable to investors which includes $853,185 of the stated value of the Series A Preferred Shares, $314,998 of accrued dividends payable, and $741,313 for the cash premiums (inclusive of the ECF Premiums) which was recognized as a deemed dividend. During the year ended December 31, 2024, the Company has redeemed an aggregate 10,022 Series A Preferred Shares for cash of $6,234,087 and issued 283,070 shares of Common Stock, elected pursuant to the terms of the Certificate of Designations, worth $6,791,325 in relief of the accrued Series A Preferred Stock payments payable. During the year ended December 31, 2024, the Company recognized $2,308,122 of preferred dividends which is comprised of $1,292,916 of preferred dividends at the stated dividend rate and $1,015,206 of deemed dividends for cash premium for installment redemptions.

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

In connection with the Company’s Reverse Stock Split, the exercise price of the Series B Warrants was adjusted to $0.4883 per share and the number of shares of Common Stock issuable upon exercise of the Series B Warrants was adjusted to 13,105,802 shares pursuant to the full ratchet anti-dilution provisions contained in the Series Warrants. As the Series B Warrants were classified as liabilities upon issuance, the changes in fair value as a result of these adjustments were recognized in earnings during the year ended December 31, 2025.

On April 30, 2025, the Company modified the Series A Warrants to adjust the exercise price to $0.36625 per 0.25 share, and the number of Series A Warrants to 13,105,802 which are exercisable into 3,276,451 shares of Common Stock (the “Series A Warrant Modification”). As a result of the Series A Warrant Modification, the Company recognized the change in the fair value of the Series A Warrants as a deemed dividend in the amount of approximately $3.03 million during the year ended December 31, 2025.

The Company valued the deemed dividend in connection with the Series A Warrant Modification as the difference between: (a) the modified fair value of the Series A Warrants in the amount of approximately $3.31 million and (b) the fair value of the original award prior to the modification of approximately $0.3 million. The fair value of the Series A Warrants before the Series A Warrant Modification was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of the Series A Warrants totaling 1,600,000; the exercise price of $3.00 per 0.25 share; dividend yield of 0%; remaining term of 4.95 years; equity volatility of 129%; and a risk-free interest rate of 3.7%. The fair value of the Series A Warrants after the effect of the Series A Warrant Modification was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of the Series A Warrants totaling 13,105,802; the exercise price of $0.36625 per 0.25 share; dividend yield of 0%; remaining term of 4.95 years; equity volatility of 129%; and a risk-free interest rate of 3.7%.

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

In connection with the Public Offering, (i) the conversion price of the Series A Preferred Stock was adjusted to $6.00 per share pursuant to the full ratchet anti-dilution provisions contained in the Certificate of Designations and, (ii) the exercise price of the Warrants was adjusted to $6.00 per share and the number of shares of Common Stock issuable upon exercise of the Warrants was adjusted proportionally to 2,700,000 shares pursuant to the full ratchet anti-dilution provisions contained in the Warrants (the “Public Offering Warrant Adjustment”).

On April 30, 2025, the Company modified the Warrants to adjust the exercise price to $0.1269 per share and the number of shares of Common Stock issuable upon exercise of the Warrants to 127,659,584 shares (the “April 2025 Modification”).

As a result of the Public Offering Warrant Adjustment and the April 2025 Modification, the Company recognized the change in the fair value of the Warrants as a deemed dividend in the amount of approximately $41.6 million during the year ended December 31, 2025. The Company valued the deemed dividend in connection with the Public Offering Warrant Adjustment as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $9.1 million and (b) the fair value of the original award prior to the modification of approximately $0.7 million. The fair value of the Warrants before the effect of the Public Offering Warrant Adjustment was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 288,000 shares; the exercise price of $56.25 per share; dividend yield of 0%; %; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The fair value of the Warrants after the effect of the Public Offering Warrant Adjustment was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.40 years; equity volatility of 165.0%; and a risk-free interest rate of 4.3%. The Company valued the deemed dividend in connection with the April 2025 Modification as the difference between: (a) the modified fair value of the Warrants in the amount of approximately $33.6 million and (b) the fair value of the original award prior to the modification of approximately $0.3 million. The fair value of the Warrants before the effect of the April 2025 Modification was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 2,700,000 shares; the exercise price of $6.00 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 140.0%; and a risk-free interest rate of 3.6%. The fair value of the Warrants after the effect of the April 2025 Modification was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Warrants totaling 127,659,584 shares; the exercise price of $0.1269 per share; dividend yield of 0%; remaining term of 3.20 years; equity volatility of 140.0%; and a risk-free interest rate of 3.6%.

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

The Company assessed the Pre-Funded Warrants and Series A Warrants under ASC 480 and ASC 815 and determined that the Pre-Funded and Series A Warrants met the requirements to be classified in stockholders’ equity. However, as discussed in the following paragraph, the fair value of the Series B Warrants exceeded the proceeds received from the Public Offering, and thus the Pre-Funded Warrants and Series A Warrants were recorded at their residual fair value of $0 upon issuance.

Transaction costs incurred attributable to the Series B Warrants of approximately $10.4 million were expensed immediately upon issuance, of which approximately $1.1 million represents cash broker and legal fees, and approximately $9.3 million represents the excess of the $18.9 million issuance date fair value of the Series B Warrants over cash proceeds of $9.6 million (see Note 7).

During the year ended December 31, 2025, investors exercised a total of 13,069,610 of the Series B Warrants under the alternative cashless exercise option pursuant to which the Company issued a total of 39,208,828 shares of the Company’s Common Stock. As a result of the exercises, the Company relieved approximately $8.6 million of the corresponding warrant liability, which was recognized as an increase to stockholders’ equity.

On January 5, 2024, the Company executed an advisory agreement (“Maxim Agreement”) with Maxim Group LLC (“Maxim”) that included the issuance of $10,000 of restricted shares of the Company’s Common Stock per month and issued every six months starting upon the execution of the agreement. The first installment of 277 restricted shares of Common Stock was issued on January 5, 2024. The second installment of 5,480 restricted shares was issued on August 13, 2024. On August 20, 2024, the Company delivered written notice of termination of the Maxim Agreement, effective September 30, 2024. Accordingly, the Maxim Agreement terminated in accordance with its terms on September 30, 2024.

6)    Stock-Based Compensation

The Company held a special meeting of stockholders on April 10, 2025, at which the Company’s stockholders approved an amendment to the Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Incentive Plan”) to increase the aggregate number of shares of Common Stock available for the grant of awards under the Incentive Plan by 40,000,000, to a total of 40,110,400 shares of Common Stock. As of December 31, 2025, there were 40,110,400 shares authorized and 40,004,086 shares available for issuance under the 2020 Plan.

The following is a summary of the Company’s stock options activities for the year ended December 31, 2025, and 2024.

			Weighted-Average	Aggregate Intrinsic
		Weighted-Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (Years)	($ in thousands)
Options outstanding at January 1, 2024	20,365	$118.75	9.46	$66
Options granted	—	—	—	$—
Less options forfeited	(3,560)	$116.00	—	$—
Options outstanding at January 1, 2025	16,805	$119.25	8.48	$—
Options granted	—	—	—	$—
Less options forfeited	(2,180)	$35.25	—	$—
Options outstanding at December 31, 2025	14,625	$132.00	7.41	$—
Options exercisable at December 31, 2025	14,625	$132.00	7.41	$—

The following is a summary of the Company’s restricted stock awards activities for the years ended December 31, 2025, and 2024:

		Weighted-
	Number of	Average
	Shares	Grant Date Fair Value
Restricted Stock Awards Unvested at January 1, 2024	—	—
Restricted Stock Awards Unvested at December 31, 2024	—	—
Restricted Stock Awards granted	88,000	$6.78
Restricted Stock Awards Unvested at December 31, 2025	88,000	$6.78

Stock-based compensation expense associated with restricted stock awards recognized for the years ended December 31, 2025, and December 31, 2024, was $304,634 and $197,215, respectively, and are recorded in general and administrative expenses in the consolidated statements of operations. The value of the grants at the time of issuance was $596,200 with a weighted-average vesting period of two years. As of December 31, 2025, unrecognized stock-based compensation expense is approximately $291,566 to be recognized over a term of 1.11 years.

7)    Common Stock Warrants

The following is a summary of warrant activities for the years ended December 31, 2025, and 2024:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Years	thousands)
Warrants outstanding - December 31, 2023	328,154	$373.25	4.3	$—
Warrants expired in 2024	(695)	(5,626.00)	—	—
Warrants abandoned in 2024	(3,186)	(2,539.00)	—	—
Warrants outstanding - December 31, 2024	324,273	$340.50	3.3	$—
Warrants issued in 2025	154,622,763	0.30	—	—
Warrants exercised in 2025	(14,108,922)	1.57	—	—
Warrants expired in 2025	(13,132)	(6,154.38)	—	—
Warrants outstanding and exercisable – December 31, 2025	140,824,982	$0.27	2.7	$—

Of the 154,622,763 warrants issued by the Company during 2025, 150,383,446 warrants were the results of adjustments due to warrant repricing pursuant to the terms of the corresponding warrants (See Note 5).

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

The Company utilized a scenario-based option pricing model to calculate the value of the Series B Warrants issued during the year ended December 31, 2025. The fair value of the Series B Warrants of $18.9 million was estimated at the date of issuance using the following inputs and assumptions: the issuance date closing stock price of $3.95, the number of Series B Warrants issued totaling 1,600,000, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 upon receipt of the Warrant Stockholder Approval. The Warrant Stockholder Approval was obtained on April 10, 2025.

During the year ended December 31, 2025, the Company recorded a gain of approximately $10.3 million related to the change in fair value of the warrant liability which is recorded in other income (expense) on the consolidated statement of operations, and relieved the warrant liability by approximately $8.6 million in conjunction with the exercise of warrants (See Note 5). The fair value of the remaining outstanding Series B Warrants of approximately $1,000 was estimated at December 31, 2025 utilizing a scenario-based option pricing model using the following inputs and assumptions: the valuation date stock price of $0.02, the number of Series B Warrants outstanding as of the valuation date totaling 36,198, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 after receipt of the Warrant Stockholder Approval.

8)    Dilutive Convertible Securities

The following table summarizes the potentially dilutive securities convertible into shares of Common Stock that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Years Ended
	December 31,
	2025	2024
Stock options	14,625	16,805
Restricted stock awards	88,242	—
Series A Convertible Preferred stock	—	—
Warrants	131,068,015	324,273
Total	131,170,882	341,078

9)    Commitments and Contingencies

(a)    Legal Proceedings

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, cash flows or results of operations.

10)    Segment Information

During 2025, the Company has reorganized its business operations resulting in a change in the number of reportable segments. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally, Metuchen, Timm Medical and PTV have been assigned to a third-party in connection with the ABC (as defined herein), and accordingly, the Company is no longer engaged in the marketing or selling of VEDs. As a result, two segments, Prescription Medications and Medical Devices have been reclassified as discontinued operations. Accordingly, subsequent to the ABC the Company operations comprise a single operating segment at the consolidated level. The Company’s CODM reviews and evaluates consolidated net income as presented in the accompanying consolidated statements of operations for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

11)    Fair Value Measurements

The Company maintains cash in checking and money market accounts with financial institutions. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had approximately $4.7 million of cash equivalents as of December 31, 2025, and approximately $1.0 million as of December 31, 2024.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended December 31, 2025, and 2024. The carrying amounts of cash equivalents, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2025, and 2024 due to their short-term nature.

During the year ended December 31, 2025, the Company had warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a scenario-based option pricing model, with the key inputs described in Note 7 above. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval.

The following table details the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of the years ended December 31, 2025, and December 31, 2024:

		December 31	December 31
Description	Level	2025	2024
Liabilities:
Warrant Liabilities	3	$900	$—

The following table provides a roll forward of the fair value of the warrant liability noted above:

	Series B	Total Warrant
	Warrants	Liabilities
Balance - January 1, 2024	$—	$—
Ending balance - December 31, 2024	$—	$—
Issuances	$18,924,000	$18,924,000
Exercises	$(8,617,743)	$(8,617,743)
Gain on change in fair value	$(10,305,357)	$(10,305,357)
Ending balance - December 31, 2025	$900	$900

The following table sets forth a summary of the change in the fair value of the bifurcated embedded derivative liability that is measured at fair value on a recurring basis:

Balance on January 1, 2024	$3,550,000
Change in fair value of bifurcated embedded derivative	(3,550,000)
Balance on December 31, 2024	$—
Balance on December 31, 2025	$—

12)    Income Taxes

For the years ended December 31, 2025, and 2024, the loss from continuing operations before tax consists of the following:

	For the Years Ended December 31,
	2025	2024
United States	$(4,500,042)	$(705,174)
Foreign	—	—
Total	$(4,500,042)	$(705,174)

The current and deferred income tax expense (benefit) for the years ended December 31, 2025, and 2024 is as follows:

For the Years Ended December 31,
	2025	2024
Current expense (benefit):
U.S. Federal	$—	$—
Foreign	—	—
U.S. State and local	—	—
Total current expense (benefit)	—	—
Deferred expense (benefit):
U.S. Federal	—	—
Foreign	—	—
U.S. State and local	—	—
Total deferred expense (benefit)	—	—
Total income tax expense (benefit)	$—	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025, is as follows:

	For the Year Ended December 31,
	2025	2025
Income at US statutory rate	(945,009)	21.00%
State taxes, net of federal benefit	—	0.00%
Change in Fair Value of Derivative Liability	—	0.00%
Revaluation of Warrants	(2,164,125)	48.09%
Warrant Issuance Costs	2,188,406	(48.63)%
Loss on Issuance of Preferred Stock	—	0.00%
API Asset Impairment (inventory)	—	0.00%
Change in State Rate	—	0.00%
Valuation allowance	877,113	(19.49)%
Other – Deferred Adjustment – Loss on ABC Assignment	41,982	(0.93)%
Other	1,633	(0.36)%
Effective income tax rate	$—	0.00%

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2024, is as follows:

For the Year Ended
December 31,
2024
Income at US statutory rate	21.00%
State taxes, net of federal benefit	1.87%
Change in Fair Value of Derivative Liability	5.21%
API Asset Impairment (inventory)	(6.48)%
Change in State Rate	(2.51)%
Valuation allowance	(18.35)%
Other	(0.74)%
Effective income tax rate	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025, and December 31, 2024, are as follows:

	For the Years Ended December 31,
	2025	2024
Accruals	$—	$32,635
Intangible assets	—	(565,286)
Depreciation and amortization	—	7,221,127
Expenses not currently deductible	—	1,196,077
Net operating loss carryforwards	19,070,137	11,866,778
Interest expense limitation	235,161	284,113
Stock-based compensation	411,420	355,498
Valuation allowance	(19,716,718)	(20,390,942)
Total deferred tax asset (liability)	$—	$—

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

The cumulative valuation allowance as of December 31, 2025, is $19.7 million, which will be reduced if and when the Company determines that the deferred income tax assets are more likely than not to be realized.

As of December 31, 2025, the Company’s estimated aggregate total NOLs were $84.3 million for U.S. federal purposes with an indefinite life due to regulations set forth in the Tax Cuts and Jobs Act of 2017. The future utilization of the NOLs are limited to 80% of taxable income. The Company has not completed an IRC Section 382 analysis regarding the limitation of NOL carryforwards. As of December 31, 2025, the Company’s estimated State NOLs were $42.0 million.

The Company files its tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. The Company is not currently under audit in any taxing jurisdictions. The federal statute of limitations for audit consideration is 3 years from the filing date, and generally states implement a statute of limitations between 3 and 5 years.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

It is the Company’s policy to record uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025, and 2024, the Company has not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2025, and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Provision enacted in the TCJA related to the capitalization for tax purposes of research and experimental expenditures became effective on January 1, 2022. This provision requires us to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where the research is conducted. This provision is not expected to have a material impact on our calendar year 2025 effective tax rate on a net basis or our cash paid for taxes due to our net operating loss position.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Exceptions may apply, for example, if the repurchases are less than $1,000 or issued to employees. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

13)    Defined Contribution Plan

The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. Eligible employees can contribute to the defined contribution plan, subject to certain limitations, on a pre-tax basis. For the year ended December 31, 2025, the Company matches up to 100% of the first 4% of each employee’s contribution and is recognized as expense in general and administrative expenses on the consolidated statement of operations. For the year ended December 31, 2024, the Company matches up to 50% of the first 6% of each employee’s contribution and is recognized as expense in general and administrative expenses on the consolidated statement of operations. Employer contributions were $17,401 and $12,575 for the years ended December 31, 2025, and 2024, respectively.

14)    Related Party Transactions

On February 17, 2025, the Company entered into the Public Offering Purchase Agreement with certain institutional and accredited investors, including Five Narrow Lane LP (“Five Narrow”), 3i, LP (“3i), Iroquois Master Fund Ltd. (“IMF), Iroquois Capital Investment Group, LLC (“ICIG”) and Alto, each of which beneficially own 5% or more of the Company’s voting securities. Pursuant to the Public Offering Purchase Agreement, and prior to the adjustment for the reverse stock split, Five Narrow, 3i, IMF, Alto and ICIG each purchased in a best effort public offering, 4,166,664, 4,166,667, 6,708,334, 1,250,000 and 12,458,334 Units (or Pre-Funded Units in lieu thereof), respectively, with each such Unit (or Pre-Funded Unit in lieu thereof) consisting of one share of the Company’s Common Stock, one Series A Warrant to purchase 0.25 share of Common Stock and one Series B Warrant to purchase one shares of Common Stock. The public offering price was $0.24 per Unit and $0.2399 per Pre-Funded Unit. The Offering closed on February 19, 2025. The exercise price of each of the Series A Warrants and the Series B Warrants is $0.48 per share of Common Stock.

15)    Subsequent Events

On January 1, 2026, the Board of Directors of the Company approved grants, effective as of January 2, 2026 (the “Grant Date”), to each of (i) Joshua Silverman, the Company’s Chairman of the Board, (ii) Bruce Bernstein, a director of the Company, (iii) Fady Boctor, President and Chief Commercial Officer of the Company, and (iv) Wayne Walker, a director of the Company, of an aggregate of 7,250,000 restricted stock units (“RSUs”) of the Company, consisting of: 4,375,000 RSUs to Mr. Silverman, 1,875,000 RSUs to Mr. Bernstein, 500,000 RSUs to Mr. Boctor and 500,000 RSUs to Mr. Walker (collectively, the “RSU Grants”). 50% of each RSU Grant vested on the Grant Date and the remaining 50% will vest on the six-month anniversary of the Grant Date, provided that the respective director or officer is providing services to the Company on such vesting date. Each RSU represents the right to receive one share of common stock, par value $0.0001 per share, of the Company. The RSU Grants were issued outside of the Company’s 2020 Omnibus Incentive Compensation Plan, as amended, and are subject to the terms and conditions of the Company’s form of Restricted Stock Unit Agreement.