Form 10-Q
period 2026-03-31
Petros Pharmaceuticals, Inc.
filed 2026-05-13
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 42,372,260 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, Petros’ ability to execute on its business strategy, including its plans to develop and commercialize a proprietary Rx-to-OTC switch technology; Petros’ ability to comply with obligations as a public reporting company; the ability of Petros to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; risks resulting from Petros’ status as an emerging growth company, including that reduced disclosure requirements may make shares of Petros’ common stock, par value $0.0001 per share (“Common Stock”), less attractive to investors; risks related to Petros’ ability to continue as a going concern; risks related to Petros’ history of incurring significant losses; risks related to Petros’ ability to obtain regulatory approvals for, or market acceptance of, its Rx-to-OTC switch technology. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Quarterly Report on Form 10-Q, in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in Petros’ Annual Report on Form 10-K for the year ended December 31, 2025, and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our current reports on Form 8-K. Petros cautions readers that the forward-looking statements included in, or incorporated by reference into, this Quarterly Report on Form 10-Q represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, Petros cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025	4

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026, and 2025	5

Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the three months ended March 31, 2026, and 2025	6

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and 2025	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4. Controls and Procedures.	27

PART II—OTHER INFORMATION	28

Item 1. Legal Proceedings.	28

Item 1A. Risk Factors.	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3. Defaults Upon Senior Securities.	28

Item 4. Mine Safety Disclosures.	28

Item 5. Other Information.	28

Item 6. Exhibits.	29

Signatures.	30

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,352,450	$5,136,722
Prepaid expenses and other current assets	42,000	26,876
Total current assets	4,394,450	5,163,598

Total assets	$4,394,450	$5,163,598

Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	133,304	83,883
Accrued expenses	190,634	142,486
Accrued Series A convertible redeemable preferred payments payable	2,298,297	2,065,475
Warrant liability	900	900
Total current liabilities	2,623,135	2,292,744

Total liabilities	$2,623,135	$2,292,744

Commitments and contingencies
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at March 31, 2026, and December 31, 2025, respectively; 0 and 0 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	—	—

Stockholders’ Equity:
Series B convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 1,000,000 and 1,000,000 shares authorized at March 31, 2026, and December 31, 2025, respectively, 0 and 0 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	—	—
Common stock (par value $0.0001 per share, 7,000,000,000 and 250,000,000 shares authorized at March 31, 2026, and December 31, 2025, respectively; 42,372,502 and 42,284,502 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively)	4,237	4,228

Additional paid-in capital	114,048,890	114,161,402
Accumulated deficit	(112,281,812)	(111,294,776)
Total Stockholders’ Equity	1,771,315	2,870,854

Total Liabilities, Temporary Equity and Stockholders’ Equity	$4,394,450	$5,163,598

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Selling, general and administrative	$1,027,179	$1,458,349
Total operating expenses	1,027,179	1,458,349

Loss from continuing operations	(1,027,179)	(1,458,349)
Other income (expense):
Warrant issuance costs	—	(10,420,982)
Change in fair value of warrant liability	—	10,632,000
Interest income	40,143	47,790
Total other income, net	40,143	258,808

Loss before income taxes	(987,036)	(1,199,541)
Provision for income taxes	—	—
Loss from continuing operations, net of tax	(987,036)	(1,199,541)

Loss from discontinued operations	—	(1,060,481)

Net loss	$(987,036)	$(2,260,022)

Preferred Stock dividend and cash premiums	(232,822)	(275,167)
Deemed dividend on Series A Preferred warrants	—	(8,355,824)

Net loss from continuing operations attributable to common stockholders	$(1,219,858)	$(9,830,532)
Net loss from discontinued operations attributable to common stockholders	$—	$(1,060,481)
Basic and Diluted – continuing operations	$(0.03)	$(8.46)
Basic and Diluted – discontinued operations	$—	$(0.91)
Basic and Diluted	$(0.03)	$(9.37)
Weighted average common shares outstanding
Basic and Diluted	46,222,502	1,161,791

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY AND DEFICIT

(Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2026
Balance, December 31, 2025	42,284,502	$4,228	$114,161,402	$(111,294,776)	$2,870,854
Stock-based compensation expense	88,000	9	120,310	—	120,319
Series A Preferred Stock dividends	—	—	(232,822)	—	(232,822)
Net loss	—	—	—	(987,036)	(987,036)
Balance, March 31, 2026	42,372,502	$4,237	$114,048,890	$(112,281,812)	$1,771,315

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Three Months Ended March 31, 2025
Balance, December 31, 2024	421,124	$42	$105,740,751	$(113,208,371)	$(7,467,578)
Stock-based compensation expense	—	—	80,038	—	80,038
Common Stock and prefunded warrants issued, net of expenses	1,600,000	160	(160)	—	—
Series A Preferred Stock dividends	—	—	(275,167)	—	(275,167)
Preferred Stock redemption including cash premium	31,638	3	338,518	—	338,521
Net loss	—	—	—	(2,260,022)	(2,260,022)
Balance, March 31, 2025	2,052,762	$205	$105,883,980	$(115,468,393)	$(9,584,208)

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net Loss	$(987,036)	$(2,260,022)
Less loss from discontinued operations	—	(1,060,481)
Operating Loss from continuing operations	(987,036)	(1,199,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(10,632,000)
Warrant issuance costs	—	10,420,982
Employee stock-based compensation	120,319	80,038
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,124)	(52,520)
Accounts payable	49,421	(211,614)
Accrued expenses	48,148	100,062
Net cash used in operating activities – continuing operations	(784,272)	(1,494,593)
Net cash used in operating activities – discontinued operations	—	(165,495)
Net cash used in operating activities	(784,272)	(1,660,088)

Cash flows from financing activities:
Proceeds from common stock and prefunded warrants, net	—	8,707,002
Net cash provided by financing activities – continuing operations	—	8,707,002

Net increase (decrease) in cash	(784,272)	7,046,914

Cash and cash equivalents, beginning of period	5,136,722	3,709,971
Cash and cash equivalents, end of period	4,352,450	10,756,885
Less: Cash and cash equivalents attributable to discontinued operations	—	(1,825,831)
Cash and cash equivalents, end of period – continuing operations	$4,352,450	$8,931,054

Supplemental cash flow information:
Cash paid for interest during the period	$—	$—

Noncash Items:
Noncash redemption of Series A Preferred Stock	$—	$338,521
Accrual of Series A Preferred Stock dividends	232,822	275,167
Non-cash warrant issuance costs	—	18,924,000
Deemed dividend on Series A Preferred Warrants	—	8,355,824
Accrued equity issuance costs	—	203,984

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

On April 29, 2025, the Company effected a 1-for-25 reverse stock split of its common stock, par value $0.0001 per share (the “Common Stock”), as of April 30, 2025. All share, restricted stock unit (“RSU”) and per share or per RSU information has been retroactively adjusted to reflect the reverse stock split.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund the Company’s operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since the Company’s inception. As of March 31, 2026, the Company had cash of $4.4 million, working capital of $1.8 million, and accumulated deficit of $112.3 million. The Company’s plans include, or may include, utilizing cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations by exploring additional ways to raise capital and increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required or that the Company will have sufficient cash to develop its platform, even after the proceeds raised in this offering.

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

2)    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026. All transactions between the consolidated entities have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Such estimates include the adequacy of the valuation of the derivative liability, and the valuation of warrants, among others. Actual results could differ from these estimates and changes in these estimates are recorded when known.

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

3)    Discontinued Operations

ABC Assets’ Discontinued Operations

As a result of the Board ABC Resolution and Sherwood Agreement, as of March 31, 2025, the Company determined that the ABC Assets met the discontinued operations accounting criteria. Accordingly, the Company classified the ABC Assets’ operations as discontinued operations in its condensed consolidated statements of operations for all periods presented.

Condensed Consolidated statement of operations related to the ABC Assets’ discontinued operations:

	For the Three Months Ended March 31,
	2026	2025
Net sales	$—	$713,539
Cost of goods sold	—	198,903
Gross profit	—	514,636
Selling, general and administrative	—	1,140,323
Research and development expense	—	82,186
Depreciation and amortization expense	—	189,514
Interest expense, promissory note	—	163,094
Loss from discontinued operations before income tax	—	(1,060,481)
Provision for income taxes	—	—
Loss from discontinued operations	$—	$(1,060,481)

4)    Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2026	December 31, 2025
Accrued professional fees	$60,000	$142,351
Accrued bonuses	130,432	—
Other accrued expenses	202	135
Total accrued expenses	$190,634	$142,486

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

Pursuant to the Certificate of Designations and prior to the November 2024 Certificate of Amendment (as defined below) and the January 2025 Certificate of Amendment (as defined below), the Company was initially required to redeem the Series A Preferred Stock in 13 equal monthly installments, which commenced on November 1, 2023.

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

February 2025 Equity Financing

On February 17, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Investors”) for the issuance and sale, in a best efforts public offering (the “Public Offering”), of (i) 558,000 units (the “Units”), each Unit consisting of one share (the “Shares”) of the Company’s Common Stock, one Series A Warrant (the “Series A Warrants”) to purchase 0.25 share of Common Stock (the “Series A Warrant Shares”) and one Series B Warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Series Warrants”) to purchase one share of Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”) and (ii) 1,042,000 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”), one Series A Warrant and one Series B Warrant. The public offering price was $6.00 per Unit and $5.9975 per Pre-Funded Unit. The Offering closed on February 19, 2025. The aggregate gross proceeds from the Offering were approximately $9.6 million before deducting estimated offering expenses payable by the Company totaling approximately $1.1 million.

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

The Company assessed the Pre-Funded Warrants and Series A Warrants under ASC 480 and ASC 815 and determined that the Pre-Funded and Series A Warrants met the requirements to be classified in stockholders’ equity. However, the fair value of the Series B Warrants exceeded the proceeds received from the Public Offering, and thus the Pre-Funded Warrants and Series A Warrants were recorded at their residual fair value of $0 upon issuance. Transaction costs incurred attributable to the Series B Warrants of approximately $10.4 million were expensed immediately upon issuance, of which approximately $1.1 million represents cash broker and legal fees, and approximately $9.3 million represents the excess of the $18.9 million issuance date fair value of the Series B Warrants over cash proceeds of $9.6 million (see Note 7).

6)    Stock-Based Compensation

The Company held a special meeting of stockholders on April 10, 2025, at which the Company’s stockholders approved an amendment to the Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Incentive Plan”) to increase the aggregate number of shares of Common Stock available for the grant of awards under the Incentive Plan by 40,000,000, to a total of 40,110,400 shares of Common Stock. As of March 31, 2026, there were 40,110,400 shares authorized and 32,129,087 shares available for issuance under the Incentive Plan.

The following is a summary of restricted stock awards and units for the three months ended March 31, 2026:

		Weighted-
	Number of	Average
	Shares	Grant Date Fair Value
Restricted Stock Awards and Units unvested at December 31, 2025	88,000	$6.78
Restricted Stock Awards and Units granted	7,875,000	0.008
Restricted Stock Awards and Units vested	(3,981,500)	0.083
Restricted Stock Awards and Units unvested at March 31, 2026	3,981,500	$0.083

Stock-based compensation expense associated with restricted stock awards recognized for the three months ended March 31, 2026, was $120,319 and is recorded in general and administrative expenses in the consolidated statements of operations. As of March 31, 2026, unrecognized stock-based compensation expense is approximately $274,266 to be recognized over a term of 0.86 years.

7)    Common Stock Warrants

The following is a summary of warrants for the three months ended March 31, 2026:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding and exercisable – December 31, 2025	140,824,982	$0.27	2.7	$—
Warrants issued in 2026	—	—	—	—
Warrants exercised 2026	—	—	—	—
Warrants expired in 2026	(36,198)	0.49	—	—
Warrants outstanding and exercisable – March 31, 2026	140,788,784	$0.27	2.5	$—

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

During the three months ended March 31, 2025, the Company recorded a gain of approximately $10.6 million related to the change in fair value of the warrant liability which is recorded in other income (expense) on the consolidated statement of operations. The fair value of the remaining outstanding Series B Warrants of approximately $1,000 was estimated at December 31, 2025 utilizing a scenario-based option pricing model using the following inputs and assumptions: the valuation date stock price of $0.02, the number of Series B Warrants outstanding as of the valuation date totaling 36,198, and a 100% probability of the investors’ election for alternative cashless exercise at a ratio of Common Stock per Series B Warrant of 3:1 after receipt of the Warrant Stockholder Approval. As of March 31, 2026, there were no Series B Warrants outstanding as they had all expired.

8)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into shares of Common Stock that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Three Months Ended
	March 31,
	2026	2025
Stock options	14,624	14,624
RSAs and RSUs	3,981,500	88,000
Series A Convertible Preferred stock	—	—
Warrants	140,788,784	5,936,405
Total	144,784,908	6,039,029

9)    Commitments and Contingencies

(a)    Legal Proceedings

From time to time, the Company is involved in various legal matters arising in the normal course of business. The Company does not expect the outcome of such proceedings, either individually or in the aggregate, to have a material effect on the Company’s financial position, cash flows or results of operations.

10)    Segment Information

During 2025, the Company has reorganized its business operations resulting in a change in the number of reportable segments. As a result of the Vivus Termination Agreement (as defined herein) entered into by the Company in March 2025, the Company is no longer engaged in the commercialization, development or sales of Stendra®. Additionally, Metuchen, Timm Medical and PTV have been assigned to a third-party in connection with the ABC (as defined herein), and accordingly, the Company is no longer engaged in the marketing or selling of VEDs. As a result, two segments, Prescription Medications and Medical Devices have been reclassified as discontinued operations. Accordingly, subsequent to the ABC the Company operations comprise a single operating segment at the consolidated level. The Company’s chief operating decision maker (the “CODM”) reviews and evaluates consolidated net income as presented in the accompanying consolidated statements of operations for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

11)    Fair Value Measurements

The Company maintains cash in checking and money market accounts with financial institutions. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had approximately $4.3 million of cash equivalents as of March 31, 2026, and approximately $4.7 million as of December 31, 2025.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the year ended December 31, 2025. The carrying amounts of cash equivalents, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of March 31, 2026, due to their short-term nature.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Petros’ financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. In certain instances, parenthetical references are made to relevant sections of the Notes to Condensed Consolidated Financial Statements to direct the reader to a further detailed discussion. This section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements reflecting Petros’ current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Our critical accounting estimates have not changed materially from those described in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026.

Results of Operations

Three Months Ended March 31, 2026, and 2025 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended March 31, 2026, and 2025:

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
Selling, general and administrative	1,027,179	1,458,349
Total operating expenses	1,027,179	1,458,349

Loss from continuing operations	(1,027,179)	(1,458,349)
Other income (expenses):
Warrant issuance costs	—	(10,420,982)
Change in fair value of warrant liability	—	10,632,000
Interest income	40,143	47,790
Total other income (expenses)	40,143	258,808

Loss before income taxes	(987,036)	(1,199,541)
Provision for income taxes	—	—
Loss from continuing operations, net of tax	(987,036)	(1,199,541)

Loss from discontinued operations	—	(1,060,481)

Net loss	$(987,036)	$(2,260,022)

Operating Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026, and March 31, 2025, were $1,027,179 and $1,458,349, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses decreased by $431,170 or 30% during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Decreased selling, general and administrative expenses were primarily driven by decreased professional service fees of $408,646 and decreased other operating expenses of $82,646 partially offset by increased payroll and benefits expenses of $19,841 and increased stock-based compensation expense of $40,281.

Warrant Issuance Costs

Warrant issuance costs for the three months ended March 31, 2026, and March 31, 2025, were $0 and $10,420,982, respectively. The warrant issuance costs of $10.4 million were associated with the February 2025 Public Offering (as defined herein).

Change in fair value of warrant liability

For the three months ended March 31, 2026, and March 31, 2025, the Company recorded a gain of approximately $0.0 million and $10.6 million, respectively, for the change in fair value of the warrant liability. The gain in 2025 was related to the decrease in fair value of the Series Warrants issued in the Public Offering.

Interest Income

Interest income for the three months ended March 31, 2026, and March 31, 2025, was $40,143 and $47,790, respectively. Petros invested its cash in money market securities during 2025 and 2024.

Loss on Discontinued Operations

For the three months ended March 31, 2026, and March 31, 2025, the Company recorded losses of $0.0 million and $1.1 million, respectively, from discontinued operations.

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

The Company is focused on expanding our service offering through internal development, collaborations, and through strategic acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both. However, adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or debt, the terms of these securities may restrict our ability to operate. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts of our platform.

Nasdaq Delisting and OTC Trading

On May 20, 2025, the Company received a letter from the Nasdaq Hearings Panel (the “Panel”) indicating that the Panel determined to delist the Company’s securities from The Nasdaq Stock Market LLC (“Nasdaq”) as a result of (i) the Company’s failure to maintain compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), (ii) the Company’s failure to meet the minimum bid price of $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2), (iii) the Company’s low bid price pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), and (iv) Nasdaq’s public interest concerns regarding the Company’s public offering of securities that closed on February 19, 2025, pursuant to Nasdaq Listing Rule 5810(d). Pursuant to the letter, the Panel determined to deny the Company’s request to continue its listing on Nasdaq and the Company’s Common Stock was suspended at the open of trading on May 22, 2025. On November 7, 2025, Nasdaq announced the delisting of the Company’s Common Stock and filed a Form 25 with the SEC to complete the delisting in accordance with Rule 12d2-2 promulgated under the Exchange Act. The delisting became effective ten days after the Form 25 was filed.

As a result of the delisting, the Company’s Common Stock now trades on the OTCID® Basic Market (the “OTCID”) under the symbol “PTPI.” Trading on the OTCID market may limit the liquidity of the Company’s Common Stock, making it more difficult for investors to buy or sell shares at desired prices or in desired quantities. In addition, OTCID markets are generally less regulated and more volatile than national securities exchanges. The lack of analyst coverage and lower visibility may also reduce investor interest and negatively affect the Company’s stock price. Furthermore, the delisting may hinder the Company’s ability to raise capital, attract institutional investors, or retain key personnel.

Going Concern

The Company has experienced net losses and negative cash flows from operations since our inception. As of March 31, 2026, the Company had cash and cash equivalents of approximately $4.4 million, working capital of $1.8 million from continuing operations, an accumulated deficit of approximately $112.3 million and used cash in operations during the three months ended March 31, 2026, of approximately $0.8 million.

The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The potential sources of financing that the Company is evaluating include one or any combination of secured or unsecured debt, convertible debt and equity in both public and private offerings. The Company also plans to finance near-term operations by exploring additional ways to raise capital and increasing cash flows from operations. There is no assurance the Company will manage to raise additional capital or otherwise increase cash flows, if required or that the Company will have sufficient cash to develop its platform.

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

On October 11, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations) pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, by filing a Certificate of Amendment with the Secretary of State of the State of Delaware (“October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be determined by dividing the Stated Value (as defined in the Certificate of Designations) by a conversion price equal to $56.25 per share, which was the “Minimum Price” (as defined in Nasdaq Listing Rule 5635(d)) applicable immediately before the execution and delivery of the purchase agreement executed in connection with the issuance of the Series A Preferred Stockequal, subject to certain beneficial ownership limitations and adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions, as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 11, 2024.

As of March 31, 2026, the conversion price of the Series A Preferred Stock was $0.1269 per share.

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

As of March 31, 2026, the exercise price of the Warrants was $0.1269 per share.

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

Cash Flows

The following table summarizes the Company’s cash flows for the three months ended March 31, 2026, and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities – continuing operations	$(784,272)	$(1,494,593)
Net cash provided by (used in) financing activities – continuing operations	—	8,707,002
Net increase (decrease) in cash and cash equivalents – continuing operations	$(784,272)	$7,212,409

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was $784,272, which primarily reflected the Company’s net loss of $1,027,179, which was inclusive of noncash adjustments to reconcile net loss to net cash used in operating activities of $120,319 consisting of the employee stock-based compensation expense, and changes in operating assets and liabilities of $82,445 largely driven by accounts payable and accrued expenses related to professional fees and employee bonuses.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2026.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we identified a material weaknesses in internal control related to (1) Petros has an insufficient level of monitoring and oversight controls and does not enforce the implementation of key controls reflected on its internal control process matrices; (2) the sizes of Petros’ accounting and IT departments make it impracticable to achieve an appropriate segregation of duties; and (3) Petros does not have appropriate IT access related controls.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 9 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on April 15, 2026. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our annual report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2026, the Company’s cash used in operations was $784,272, leaving a cash balance of $4,352,450 as of March 31, 2026. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026, other than those previously reported in a Current Report on Form 8-K.

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
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: May 13, 2026	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: May 13, 2026	By:	/s/ Mitchell Arnold
Mitchell Arnold
Vice President of Finance and Principal Financial Officer