Form 10-Q
period 2026-06-30
Petros Pharmaceuticals, Inc.
filed 2026-08-13
CIK 1815903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 42,372,260 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

Page

PART I—FINANCIAL INFORMATION	4

Item 1. Unaudited Financial Statements	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025	4

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, and 2025	5

Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the three and six months ended June 30, 2026, and 2025	6

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026, and 2025	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4. Controls and Procedures.	30

PART II—OTHER INFORMATION	32

Item 1. Legal Proceedings.	32

Item 1A. Risk Factors.	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3. Defaults Upon Senior Securities.	32

Item 4. Mine Safety Disclosures.	32

Item 5. Other Information.	33

Item 6. Exhibits.	33

Signatures.	34

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$3,488,595	$5,136,722
Prepaid expenses and other current assets	57,124	26,876
Total current assets	3,545,719	5,163,598

Total assets	$3,545,719	$5,163,598

Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	97,282	83,883
Accrued expenses	216,544	142,486
Accrued Series A convertible redeemable preferred payments payable	2,530,999	2,065,475
Warrant liability	—	900
Total current liabilities	2,844,825	2,292,744

Total liabilities	$2,844,825	$2,292,744

Commitments and contingencies
Series A convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 15,000 and 15,000 shares authorized at June 30, 2026, and December 31, 2025, respectively; 568 and 568 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	—	—

Stockholders’ Equity:
Series B convertible redeemable preferred stock (par value $0.0001 per share and $1,000 stated value), 1,000,000 and 1,000,000 shares authorized at June 30, 2026, and December 31, 2025, respectively, 0 and 0 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	—	—
Common stock (par value $0.0001 per share, 7,000,000,000 and 250,000,000 shares authorized at June 30, 2026, and December 31, 2025, respectively; 42,372,502 and 42,284,502 issued and outstanding as of June 30, 2026, and December 31, 2025, respectively)	4,237	4,228

Additional paid-in capital	113,934,094	114,161,402
Accumulated deficit	(113,237,437)	(111,294,776)
Total Stockholders’ Equity	700,894	2,870,854

Total Liabilities, Temporary Equity and Stockholders’ Equity	$3,545,719	$5,163,598

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025 As Restated	2026	2025 As Restated
Operating expenses:
Selling, general and administrative	$2,015,681	$3,259,127	$988,501	$1,800,778
Total operating expenses	2,015,681	3,259,127	988,501	1,800,778

Loss from operations	(2,015,681)	(3,259,127)	(988,501)	(1,800,778)
Other income (expense):
Warrant issuance costs	—	(10,420,982)	—	—
Change in fair value of warrant liability	900	10,302,657	900	(329,343)
Interest income	72,120	136,639	31,976	88,849
Total other income (expenses)	73,020	18,314	32,876	(240,494)

Income (loss) before income taxes	(1,942,661)	(3,240,813)	(955,625)	(2,041,272)
Provision for income taxes	—	—	—	—
Income (loss) from continuing operations, net of tax	(1,942,661)	(3,240,813)	(955,625)	(2,041,272)

Gain from assignment of subsidiaries and Vivus settlement	—	6,973,302	—	6,973,302
Gain (loss) from discontinued operations	—	(559,665)	—	500,816

Net income (loss)	$(1,942,661)	$3,172,824	$(955,625)	$5,432,846

Preferred Stock dividend and cash premiums	(465,524)	(493,357)	(232,702)	(218,190)
Deemed dividend on Series A Preferred warrants	(13,210,000)	(41,601,824)	(13,210,000)	(33,246,000)
Deemed dividend on Series A Warrants	—	(3,027,000)	—	(3,027,000)

Net income (loss) from continuing operations attributable to common stockholders	$(15,618,185)	$(48,362,994)	$(14,398,327)	$(38,532,462)
Gain (loss) from discontinued operations attributable to common stockholders	$—	$6,413,637	$—	$7,474,118
Basic and Diluted – continuing operations - As Restated	$(0.33)	$(3.55)	$(0.30)	$(1.49)
Basic and Diluted – discontinued operations, assignment and settlement	$—	$0.47	$—	$0.29
Basic and Diluted – As Restated	$(0.33)	$(3.08)	$(0.30)	$(1.20)
Weighted average common shares outstanding
Basic and Diluted	46,899,325	13,610,547	47,391,733	25,922,503

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2026
Balance, March 31, 2026	42,372,502	$4,237	$114,048,890	$(112,281,812)	$1,771,315
Stock-based compensation expense	—	—	117,906	—	117,906
Series A Preferred Stock dividends	—	—	(232,702)	—	(232,702)
Net loss	—	—	—	(955,625)	(955,625)
Balance, June 30, 2026	42,372,502	$4,237	$113,934,094	$(113,237,437)	$700,894

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2026
Balance, December 31, 2025	42,284,502	$4,228	$114,161,402	$(111,294,776)	$2,870,854
Stock-based compensation expense	88,000	9	238,216	—	238,225
Series A Preferred Stock dividends	—	—	(465,524)	—	(465,524)
Net loss	—	—	—	(1,942,661)	(1,942,661)
Balance, June 30, 2026	42,372,502	$4,237	$113,934,094	$(113,237,437)	$700,894

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Three Months Ended June 30, 2025
Balance, March 31, 2025	2,052,762	$205	$105,883,980	$(115,468,393)	$(9,584,208)
Stock-based compensation expense	—	—	74,321	—	74,321
Series A Preferred Stock dividends	—	—	(218,190)	—	(218,190)
Preferred Stock redemption including cash premium	1,000,000	100	137,823	—	137,923
Rounded Shares	22,912	2	(2)	—	—
Deemed dividend on Preferred Stock	—	—	(13,552)	—	(13,552)
Cashless exercise of Series B Warrants	39,208,828	3,921	8,613,822	—	8,617,743
Net Income	—	—	—	5,432,846	5,432,846
Balance, June 30, 2025	42,284,502	$4,228	$114,478,202	$(110,035,547)	$4,446,883

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Six Months Ended June 30, 2025
Balance, December 31, 2024	421,124	$42	$105,740,751	$(113,208,371)	$(7,467,578)
Stock-based compensation expense	—	—	154,359	—	154,359
Common Stock and prefunded warrants issued, net of expenses	1,600,000	160	(160)	—	—
Series A Preferred Stock dividends	—	—	(493,357)	—	(493,357)
Preferred Stock redemption including cash premium	1,031,638	103	476,341	—	476,444
Rounded Shares	22,912	2	(2)	—	—
Deemed dividend on Preferred Stock	—	—	(13,552)	—	(13,552)
Cashless exercise of Series B Warrants	39,208,828	3,921	8,613,822	—	8,617,743
Net Income	—	—	—	3,172,824	3,172,824
Balance, June 30, 2025	42,284,502	$4,228	$114,478,202	$(110,035,547)	$4,446,883

The accompanying Notes are an integral part of the Unaudited Condensed Consolidated Financial Statements.

PETROS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,942,661)	$3,172,824
Less loss from discontinued operations	—	(559,665)
Operating income (loss) from continuing operations	(1,942,661)	3,732,489
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(900)	(10,302,657)
Warrant issuance costs	—	10,420,982
Gain on asset disposition and Vivus settlement	—	(6,973,302)
Employee stock-based compensation	238,225	154,359
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,248)	(74,457)
Accounts payable	13,399	205,690
Accrued expenses	74,058	160,983
Net cash used in operating activities – continuing operations	(1,648,127)	(2,675,913)
Net cash used in operating activities – discontinued operations	—	(1,991,326)
Net cash used in operating activities	(1,648,127)	(4,667,239)

Cash flows from financing activities:
Proceeds from common stock and prefunded warrants, net	—	8,503,018
Redemption of Series A Preferred Stock	—	(224,249)
Net cash provided by financing activities – continuing operations	—	8,278,769

Net increase (decrease) in cash	(1,648,127)	3,611,530

Cash and cash equivalents, beginning of period	5,136,722	3,709,971
Cash and cash equivalents, end of period	3,488,595	7,321,501
Less: Cash and cash equivalents attributable to discontinued operations	—	—
Cash and cash equivalents, end of period – continuing operations	$3,488,595	$7,321,501

Supplemental cash flow information:
Cash paid for interest during the period	$—	$—

Noncash Items:		As Restated
Noncash redemption of Series A Preferred Stock	$—	$476,444
Accrual of Series A Preferred Stock dividends	465,524	493,357
Warrant liability recognized upon issuance	—	18,924,000
Cashless exercise of Series B warrants	—	8,617,743
Deemed dividend on Series A Preferred Stock	—	13,552
Deemed dividend on Series A Preferred Warrants	13,210,000	41,601,824
Deemed dividend on Series A Warrants	—	3,027,000

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

In connection with the reverse stock split, on April 10, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 250,000,000 to 7,000,000,000.

Liquidity and Going Concern

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) ASU 2014-15, Presentation of Financial Statements - going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. To date, the Company’s principal sources of capital used to fund the Company’s operations have been the revenues from product sales, private sales, registered offerings and private placements of equity securities. The Company has experienced net losses and negative cash flows from operations since the Company’s inception. As of June 30, 2026, the Company had cash of $3.5 million, working capital of $0.7 million, and accumulated deficit of $113.2 million. The Company’s plans include, or may include, utilizing cash and cash equivalents on hand, as well as exploring additional ways to raise capital in addition to increasing cash flows from operations. The Company does not currently have sufficient available liquidity to fund its operations for at least the next 12 months. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

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

Restatement of Previously Issued Financial Statements

The Company identified certain errors related to the estimated fair value of the deemed dividend conveyed to holders of the Warrants and Series A Warrants related to the modification of these warrants on April 30, 2025, which was recognized during the three months ended June 30, 2025, which resulted in the following misstatements in the unaudited condensed consolidated statements of operations and supplemental non-cash disclosures for the three and six months ended June 30, 2025:

-	Overstatement of the Deemed Dividend on Series A Preferred warrants and the Deemed Dividend on Series A Warrants
-	Overstatement of net loss from continuing operations attributable to common stockholders
-	Overstatement of basic and diluted loss per common share – continuing operations
-	Overstatement of basic and diluted loss per common share

There is no impact to any periods prior to the quarter ended June 30, 2025. The Company’s prior accounting for the deemed dividend did not have any effect on the Company’s previously reported cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line items for the periods indicated:

For the three months ended June 30, 2025:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2025		June 30, 2025
	As Reported	Adj.	As Restated
Deemed Dividend Series A Preferred Warrant	$(35,399,000)	$2,153,000	$(33,246,000)
Deemed Dividend Series A Warrant	$(3,270,000)	$243,000	$(3,027,000)

Net loss per common share - continuing ops	(40,928,462)	2,396,000	$(38,532,462)

Basic and Diluted loss per common share - continuing ops	$(1.58)	$0.09	$(1.49)

Basic and Diluted loss per common share	$(1.29)	$0.09	$(1.20)

For the six months ended June 30, 2025:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2025		June 30, 2025
	As Reported	Adj.	As Restated
Deemed Dividend Series A Preferred Warrant	$(43,754,824)	$2,153,000	$(41,601,824)
Deemed Dividend Series A Warrant	$(3,270,000)	$243,000	$(3,027,000)

Net loss per common share - continuing ops	(50,758,994)	2,396,000	$(48,362,994)

Basic and Diluted loss per common share - continuing ops	$(3.73)	$0.18	$(3.55)

Basic and Diluted loss per common share	$(3.26)	$0.18	$(3.08)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2025		June 30, 2025
	As Reported	Adj.	As Restated
Supplemental disclosure of cash flows information
Deemed dividend on Series A Preferred Warrants	43,754,824	(2,153,000)	41,601,824
Deemed dividend on Series A Warrants	3,270,000	(243,000)	3,027,000

2)    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2026, may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026. All transactions between the consolidated entities have been eliminated in consolidation.

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

Condensed Consolidated statement of operations related to the ABC Assets’ discontinued operations:

	For the Six Months Ended June 30,
	2026	2025
Net sales	$—	$1,346,445
Cost of goods sold	—	379,628
Gross profit	—	966,817
Selling, general and administrative	—	964,573
Research and development expense	—	82,957
Depreciation and amortization expense	—	315,858
Interest expense, promissory note	—	163,094
Loss from discontinued operations before income tax	—	(559,665)
Provision for income taxes	—	—
Loss from discontinued operations	$—	$(559,665)

	For the Three Months Ended June 30,
	2026	2025
Net sales	$—	$632,908
Cost of goods sold	—	180,727
Gross profit	—	452,181
Selling, general and administrative	—	(175,749)
Research and development expense	—	770
Depreciation and amortization expense	—	126,344
Interest expense, promissory note	—	—
Income from discontinued operations before income tax	—	500,816
Provision for income taxes	—	—
Income from discontinued operations	$—	$500,816

4)    Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2026	December 31, 2025
Accrued professional fees	$16,000	$142,351
Accrued bonuses	200,544	—
Other accrued expenses	—	135
Total accrued expenses	$216,544	$142,486

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

6)    Stock-Based Compensation

The Company held a special meeting of stockholders on April 10, 2025, at which the Company’s stockholders approved an amendment to the Petros Pharmaceuticals, Inc. Amended and Restated 2020 Omnibus Incentive Compensation Plan (the “Incentive Plan”) to increase the aggregate number of shares of Common Stock available for the grant of awards under the Incentive Plan by 40,000,000, to a total of 40,110,400 shares of Common Stock. As of June 30, 2026, there were 40,110,400 shares authorized and 24,254,087 shares available for issuance under the Incentive Plan.

The following is a summary of restricted stock awards and units for the six months ended June 30, 2026:

		Weighted-
	Number of	Average
	Shares	Grant Date Fair Value
Restricted Stock Awards and Units unvested at December 31, 2025	88,000	$6.78
Restricted Stock Awards and Units granted	15,750,000	0.007
Restricted Stock Awards and Units vested	(7,919,000)	0.045
Restricted Stock Awards and Units unvested at June 30, 2026	7,919,000	$0.045

Stock-based compensation expense associated with restricted stock awards recognized for the three and six months ended June 30, 2026, was $117,906 and $238,225, respectively, and is recorded in general and administrative expenses in the consolidated statements of operations. As of June 30, 2026, unrecognized stock-based compensation expense is approximately $205,186 to be recognized over a term of 0.6 years.

7)    Common Stock Warrants

The following is a summary of warrants for the six months ended June 30, 2026:

				Aggregate
				Intrinsic
		Weighted-Average	Remaining	Value ($ in
	Number of Warrants	Exercise Price	Contractual Term	thousands)
Warrants outstanding and exercisable – December 31, 2025	140,824,982	$0.27	2.7	$—
Warrants issued in 2026	2,485,243,839	0.0062	2.1	—
Warrants exercised 2026	—	—	—	—
Warrants expired in 2026	(36,198)	0.49	—	—
Warrants outstanding and exercisable – June 30, 2026	2,626,032,623	$0.0146	2.0	$—

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

In connection with the issuance of RSUs on June 5, 2026, the exercise price of the Series A Preferred Warrants was adjusted to $0.0062 per share and the number of shares issuable upon exercise of the Series A Preferred Warrants was adjusted proportionally to 2,612,903,423 (the “June 2026 Adjustment”). The June 2026 Adjustment resulted in the number of shares of Common Stock issuable upon exercise of all outstanding warrants being increased by 2,485,243,839 shares during the six months ended June 30, 2026. As a result of the June 2026 Adjustment, the Company recognized the change in the fair value of the Series A Preferred Warrants as a deemed dividend in the amount of approximately $13.2 million during the three and six months ended June 30, 2026. The Company valued the deemed dividend in connection with the June 2026 Adjustment as the difference between: (a) the modified fair value of the Series A Preferred Warrants in the amount of approximately $13.6 million and (b) the fair value of the Series A Preferred Warrants prior to the modification of approximately $0.4 million. The fair value of the Series A Preferred Warrants before the effect of the June 2026 Adjustment was estimated utilizing the Black Scholes model using the following key inputs and assumptions: the number of shares issuable upon exercise of the Series A Preferred Warrants totaling 127,659,584 shares; the exercise price of $0.1269 per share; dividend yield of 0%; remaining term of 2.11 years; equity volatility of 190.0%; and a risk-free interest rate of 4.09%. The fair value of the Series A Preferred Warrants after the effect of the June 2026 Adjustment was estimated utilizing the Black Scholes model and the following key inputs and assumptions: the number of shares issuable upon exercise of the Series A Preferred Warrants totaling 2,612,903,423 shares; the exercise price of $0.0062 per share; dividend yield of 0%; remaining term of 2.11 years; equity volatility of 190.0%; and a risk-free interest rate of 4.09%.

8)    Dilutive convertible securities

The following table summarizes the potentially dilutive securities convertible into shares of Common Stock that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been antidilutive:

	For the Six Months Ended
	June 30,
	2026	2025
Stock options	14,624	14,624
RSAs and RSUs	7,919,000	88,000
Series A Convertible Preferred stock	—	—
Warrants	2,616,203,260	131,080,918
Total	2,624,136,884	131,183,542

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

11)    Fair Value Measurements

The Company maintains cash in checking and money market accounts with financial institutions. The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents. The Company had approximately $3.3 million of cash equivalents as of June 30, 2026, and approximately $4.7 million as of December 31, 2025.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026. The carrying amounts of cash equivalents, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of June 30, 2026, due to their short-term nature.

During the six months ended June 30, 2026, the remaining warrants expired and the Company no longer has any warrant liabilities.

The following table details the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of June 30, 2026:

June 30, 2026	Level 1	Level 2	Level 3
Liabilities
Warrant Liabilities	$—	$—	$—
Total Liabilities	$—	$—	$—

The following table provides a roll forward of the fair value of the warrant liability noted above:

	Series B	Total Warrant
	Warrants	Liabilities
Beginning balance – December 31, 2025	$900	$900
Issuances	$—	$—
Exercises	$—	$—
Gain on change in fair value	$(900)	$(900)
Ending balance – June 30, 2026	$—	$—

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

Mutual Separation with Mitchell Arnold and Appointment of Robert Weinstein

On June 18, 2026, the Company and Mitchell Arnold, who served as the Company’s Vice President of Finance, Principal Accounting Officer and Principal Financial Officer, mutually agreed to the separation of Mr. Arnold from such roles, effective as of June 18, 2026. The terms of Mr. Arnold’s separation from the Company have been memorialized pursuant to a General Release and Severance Agreement, dated as of June 18, 2026.

On June 18, 2026, the board of directors (the “Board”) of the Company appointed Robert Weinstein to the positions of Chief Accounting Officer, Principal Financial Officer and Principal Accounting Officer of the Company, effective immediately.

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

Results of Operations

Six Months Ended June 30, 2026, and 2025 (Unaudited)

The following table sets forth a summary of our statements of operations for the six months ended June 30, 2026, and 2025:

	For the Six Months Ended June 30,
	2026	2025
Operating expenses:
Selling, general and administrative	2,015,681	3,259,127
Total operating expenses	2,015,681	3,259,127

Loss from continuing operations	(2,015,681)	(3,259,127)
Other income (expenses):
Warrant issuance costs	—	(10,420,982)
Change in fair value of warrant liability	900	10,302,657
Interest income	72,120	136,639
Total other income (expenses)	73,020	18,314

Loss before income taxes	(1,942,661)	(3,240,813)
Provision for income taxes	—	—
Loss from continuing operations, net of tax	(1,942,661)	(3,240,813)

Gain on asset disposition/Vivus	—	6,973,302
Loss from discontinued operations	—	(559,665)

Net income (loss)	$(1,942,661)	$3,172,824

Operating Expenses

Selling, general and administrative expenses for the six months ended June 30, 2026, and June 30, 2025, were $2,015,681 and $3,259,127, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses decreased by $1,243,446, or 38.2%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Decreased selling general and administrative expenses were primarily driven by lower professional service fees of $1,186,946 due to the absence of ABC-related costs incurred during the prior-year period, payroll and benefits expenses of $100,113, and other operating expenses of $40,253, partially offset by increased stock-based compensation expense of $83,866.

Warrant Issuance Costs

Warrant issuance costs for the six months ended June 30, 2026, and June 30, 2025, were $0 and $10,420,982, respectively. The warrant issuance costs of $10.4 million were associated with the February 2025 Public Offering (as defined herein).

Change in fair value of warrant liability

For the six months ended June 30, 2026, and June 30, 2025, the Company recorded a gain of approximately $0.0 million and $10.3 million, respectively, for the change in fair value of the warrant liability. The gain in 2025 is related to the decrease in fair value of the Series Warrants issued in the Public Offering.

Interest Income

Interest income for the six months ended June 30, 2026, and 2025, was $72,120 and $136,639, respectively. The decrease is attributable to the decrease in cash balances available for investing. Petros invested its cash in money market securities during 2026 and 2025.

Gain from assignment of subsidiaries and Vivus settlement

For the six months ended June 30, 2026, and June 30, 2025, the Company recorded a gain of $0.0 million and $7.0 million, respectively, for the disposal of assets and the settlement with Vivus. The gain in 2025 is related to the assignment of the net liabilities of the Subsidiaries on June 15, 2025.

Loss on Discontinued Operations

For the six months ended June 30, 2026, and June 30, 2025, the Company recorded losses of $0.0 million and $0.6 million, respectively, from discontinued operation.

Three Months Ended June 30, 2026, and 2025 (Unaudited)

The following table sets forth a summary of our statements of operations for the three months ended June 30, 2026, and 2025:

	For the Three Months Ended June 30,
	2026	2025
Operating expenses:
Selling, general and administrative	988,501	1,800,778
Total operating expenses	988,501	1,800,778

Loss from continuing operations	(988,501)	(1,800,778)
Other income (expenses):
Change in fair value of warrant liability	900	(329,343)
Interest income	31,976	88,849
Total other income (expenses)	32,876	(240,494)

Loss before income taxes	(955,625)	(2,041,272)
Provision for income taxes	—	—
Loss from continuing operations, net of tax	(955,625)	(2,041,272)

Gain on asset disposition/Vivus	—	6,973,302
Gain (loss) on discontinued operations	—	500,816

Net income (loss)	$(955,625)	$5,432,846

Operating Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026, and June 30, 2025, were $988,501 and $1,800,778, respectively. Selling, general and administrative expenses include administrative and corporate expenses.

Selling, general and administrative expenses decreased by $812,277, or 45.1%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Decreased selling general and administrative expenses were primarily driven by decreased professional service fees of $778,302 due to the absence of ABC-related costs incurred during the prior-year period and payroll and benefits expenses of $119,954 partially offset by increased stock-based compensation expense of $43,585 and other operating expenses of $42,394.

Change in fair value of warrant liability

For the three months ended June 30, 2026, and June 30, 2025, the Company recorded a loss of approximately $0.0 million and $0.3 million, respectively, for the change in fair value of the warrant liability. The loss in 2025 is related to the increase in fair value of Series Warrants issued in the Public Offering.

Interest Income

Interest income for the three months ended June 30, 2026, and 2025, was $31,976 and $88,849, respectively. The decrease is attributable to the decrease in cash balances available for investing. Petros invested its cash in money market securities during 2026 and 2025.

Gain from assignment of subsidiaries and Vivus settlement

For the three months ended June 30, 2026, and June 30, 2025, the Company recorded gains of $0.0 million and $7.0 million, respectively, for the disposal of assets and the settlement with Vivus. The gain in 2025 is related to the assignment of the net liabilities of the Subsidiaries on June 15, 2025.

Gain (loss) on Discontinued Operations

For the three months ended June 30, 2026, and June 30, 2025, the Company recorded losses of $0.0 million and a gain of $0.5 million, respectively, from discontinued operations.

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

Going Concern

The Company has experienced net losses and negative cash flows from operations since our inception. As of June 30, 2026, the Company had cash and cash equivalents of approximately $3.5 million, working capital of $0.7 million from continuing operations, an accumulated deficit of approximately $113.2 million and used cash in operations during the six months ended June 30, 2026, of approximately $1.6 million.

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

February 2025 Equity Financing

On February 17, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (collectively, the “2025 Investors”) for the issuance and sale, in a best efforts public offering (the “Public Offering”), of (i) 558,000 units (the “Units”), each Unit consisting of one share (the “Shares”) of the Company’s Common Stock, one Series A Warrant (the “Series A Warrants”) to purchase 0.25 share of Common Stock (the “Series A Warrant Shares”) and one Series B Warrant (the “Series B Warrants,” and together with the Series A Warrants, the “Series Warrants”) to purchase one share of Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Series Warrant Shares”) and (ii) 1,042,000 pre-funded units (the “Pre-Funded Units”), each Pre-Funded Unit consisting of one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of Common Stock (the “Pre-Funded Warrant Shares”), one Series A Warrant and one Series B Warrant. The public offering price was $6.00 per Unit and $5.9975 per Pre-Funded Unit. The Offering closed on February 19, 2025. The initial exercise price of each of the Series A Warrants and the Series B Warrants was $12.00 per share of Common Stock, which was subsequently adjusted as set forth herein. The aggregate gross proceeds from the Offering were approximately $9.6 million before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

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

On April 13, 2026, we entered into a Warrant Amendment with the 2025 Investors in the Public Offering, effective April 13, 2026, which, amends the Series A Warrants to, among other things, eliminate adjustment to the exercise price of the Series A Warrants upon the occurrence of any stock split, stock dividend, stock combination, reverse stock split, recapitalization or other similar transaction involving the outstanding Common Stock.

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

As of June 30, 2026, the conversion price of the Series A Preferred Stock was $0.0062 per share.

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

On April 13, 2026, we entered into a Warrant Amendment with the Investors in the Private Placement, effective April 13, 2026, which, amends the Warrants to, among other things, eliminate adjustment to the exercise price of the Warrants upon the occurrence of any stock split, stock dividend, stock combination, reverse stock split, recapitalization or other similar transaction involving the outstanding Common Stock.

As of June 30, 2026, the exercise price of the Warrants was $0.0062 per share.

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

Cash Flows

The following table summarizes the Company’s cash flows for the six months ended June 30, 2026, and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities – continuing operations	$(1,648,127)	$(2,675,913)
Net cash provided by (used in) financing activities – continuing operations	—	8,278,769
Net increase (decrease) in cash and cash equivalents – continuing operations	$(1,648,127)	$5,602,856

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was $1,648,127, which primarily reflected the Company’s net loss of $1,942,661, which was inclusive of noncash adjustments to reconcile net loss to net cash used in operating activities of $238,225 consisting of the employee stock-based compensation expense, and changes in operating assets and liabilities of $57,209 largely driven by accounts payable and accrued expenses related to professional fees and employee bonuses.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2026.

Net cash provided by financing activities was $8,278,769 for the six months ended June 30, 2025, consisting of proceeds from the February 2025 Equity Financing Offering, and the payment for the redemption of Series A Preferred Stock.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as noted above.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2026, the Company’s cash used in operations was $1,648,127, leaving a cash balance of $3,488,595 as of June 30, 2026. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2026, other than those previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	General Release and Severance Agreement, dated June 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on June 18, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.
32.1**	Section 1350 Certification – Principal Executive Officer.
32.2**	Section 1350 Certification – Principal Financial Officer.
101

The following materials from Petros Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Changes in Stockholders’ Equity/Members’ Capital; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petros Pharmaceuticals, Inc.

Date: August 13, 2026	By:	/s/ Fady Boctor
Fady Boctor
Chief Commercial Officer and Principal Executive Officer

Date: August 13, 2026	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Accounting Officer and Principal Financial Officer